Form 10-Q
period 1996-03-31
UNITED MERCHANDISING CORP
filed 1996-05-15
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from __________________ to ___________________

Commission File Number :   33-61300 and 33-61096

                           UNITED MERCHANDISING CORP.
             (Exact name of registrant as specified in its charter)
                                   California
                            (State of Incorporation)
                                   95-1854273
                     (I.R.S employer identification number)
                         2525 EAST EL SEGUNDO BOULEVARD
                          EL SEGUNDO, CALIFORNIA 90245
                                 (310) 536-0611
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports). Yes X   No ___

Indicate by check mark whether the registrant has been subject to such filing
requirements for the past 90 days. Yes X   No ___

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,300 shares of common stock, zero par value, at May 14, 1996.

                           UNITED MERCHANDISING CORP.

                                      INDEX

                                                                                                Page No.
                                                                                                --------
Title Page                                                                                         1

Index                                                                                              2

PART I -FINANCIAL INFORMATION

    Item 1.       Financial Statements (Unaudited)

                  Balance Sheets - March 31, 1996 and
                  December 31, 1995                                                                3

                  Statements of Operations -
                  13 weeks ended March 31, 1996 and 13 weeks ended
                  April 2, 1995                                                                    4

                  Statements of Cash Flows -
                  13 weeks ended March 31, 1996 and 13 weeks ended
                  April 2, 1995                                                                    5

                  Notes to Financial Statements                                                    6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              7-10

PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                11

     Item 2.      Changes in Securities                                                            11

     Item 3.      Defaults Upon Senior Securities                                                  11

     Item 4.      Submission of Matters to a Vote of
                     Security-Holders                                                              11

     Item 5.      Other Information                                                                11

     Item 6.      Exhibits and Reports on Form 8-K                                                 11-13

SIGNATURES                                                                                         14

                           UNITED MERCHANDISING CORP.

                                 Balance Sheets
                             (Dollars in thousands)

                                                                     March 31,       December 31,
                                                                       1996             1995
                                                                    ---------        ---------
                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                        $   4,523        $   3,198
   Trade and other receivables, net of allowance for doubtful
      accounts of $614 and $267, respectively                           2,750            3,377
   Merchandise inventories                                            138,967          137,512
   Prepaid expenses                                                       968            1,106

                                                                    ---------        ---------
                    Total current assets                              147,208          145,193
                                                                    ---------        ---------

Property and equipment:
   Land                                                                   786            3,341
   Buildings and improvements                                          13,318           13,261
   Furniture and equipment                                             28,448           27,937
   Less accumulated depreciation and
      amortization                                                    (13,331)         (12,023)
                                                                    ---------        ---------

                    Net property and equipment                         29,221           32,516
                                                                    ---------        ---------


Leasehold interest, net of amortization of $10,154 and
   $10,202, respectively                                               18,814           21,130
Other assets, at cost, less accumulated
   amortization of $363 and $652, respectively                          2,766            2,365
Excess of cost over net assets acquired, less
   accumulated amortization of $692 and $630, respectively              5,853            5,915
                                                                    ---------        ---------
                                                                    $ 203,862        $ 207,119
                                                                    =========        =========
Liabilities  and stockholder's equity

Current liabilities:

     Accounts payable                                               $  42,360        $  42,812
     Accrued expenses                                                  24,535           27,387
                                                                    ---------        ---------
                    Total current liabilities                          66,895           70,199


Deferred rent                                                           4,436            4,252
Long-term debt, excluding current installments                        108,594          103,594
                                                                    ---------        ---------
                     Total liabilities                                179,925          178,045
                                                                    ---------        ---------


Commitments and contingencies

Stockholder's equity:

     Common stock, no par value.  Authorized 2,500 shares;
      issued and outstanding 1,300 shares                              35,080           35,080
    Accumulated deficit                                               (11,143)          (6,006)
                                                                    ---------        ---------


                    Total stockholder's equity                         23,937           29,074
                                                                    ---------        ---------

                                                                    $ 203,862        $ 207,119
                                                                    =========        =========



See accompanying notes to financial statements

                           UNITED MERCHANDISING CORP.

                            Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       13 Weeks Ended
                                                              ---------------------------------
                                                              March 31, 1996     April 2, 1995
                                                              --------------     --------------
Net sales                                                     $       91,617     $       83,433
Cost of goods sold, buying and occupancy                              63,888             57,766
                                                              --------------     --------------
         Gross profit                                                 27,729             25,667
                                                              --------------     --------------

Operating expenses:
         Selling and administrative                                   25,342             23,813
         Depreciation and amortization                                 2,340              2,306
                                                              --------------     --------------


         Total operating expenses                                     27,682             26,119
                                                              --------------     --------------


           Operating income (loss)                                        47               (452)

Interest expense, net                                                  2,962              2,957
                                                              --------------     --------------

           Loss before
              income taxes and extraordinary loss                     (2,915)            (3,409)

Income taxes                                                             -.-                -.-
                                                              --------------     --------------
     Net loss before extraordinary loss                               (2,915)            (3,409)

Extraordinary loss from early extinguishment of debt                  (2,222)               -.-
                                                              --------------     --------------

           Net loss                                           $       (5,137)    $       (3,409)
                                                              ==============     ==============



See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                            Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               13 Weeks Ended
                                                                                      ---------------------------------
                                                                                      March 31, 1996     April 2, 1995
                                                                                      --------------     --------------
Cash flows from operating activities:
  Net loss                                                                            $       (5,137)    $       (3,409)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:

        Depreciation and amortization                                                          2,340              2,306
        Non-cash charge related to refinancing                                                 1,063                -.-

        Change in assets and liabilities:

          Merchandise inventories                                                             (1,455)            (6,892)
          Trade and others accounts receivable                                                   627                263
          Prepaid expenses                                                                       138                503
          Accounts payable                                                                      (452)           (15,691)
          Accrued expenses                                                                    (3,488)            (4,675)
                                                                                      --------------     --------------

                Net cash used in operating activities                                         (6,364)           (27,595)
                                                                                      --------------     --------------

Cash flows from investing activities:

  Purchases of property and equipment                                                           (568)            (1,296)
  Purchase of assets held pending sale and leaseback                                          (8,910)               -.-
  Proceeds from sale and leaseback of assets                                                  13,900                -.-
  Other assets                                                                                (1,733)             1,320
                                                                                      --------------     --------------

                 Net cash provided by investing activities                                     2,689                 24
                                                                                      --------------     --------------

Cash flows from financing activities:
     Net borrowings under revolving credit facilities                                         72,144             24,300
     Repayment of long-term debt, net                                                        (67,144)               -.-
                                                                                      --------------     --------------
                Net cash provided by financing activities                                      5,000             24,300
                                                                                      --------------     --------------

                Net increase/(decrease) in cash and cash equivalents                           1,325             (3,271)


 Cash and cash equivalents at beginning of period                                              3,198              7,668
                                                                                      --------------     --------------

 Cash and cash equivalents at end of period                                           $        4,523     $        4,397
                                                                                      ==============     ==============

See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                          Notes to Financial Statements

                             (Dollars in thousands)

FINANCIAL INFORMATION

1. In the opinion of management of United Merchandising Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and in accordance with generally accepted accounting principles the financial position and cash flows as of and for the period ended March 31, 1996.

2. These financial statements should be read in conjunction with the Company's 1995 audited financial statements included in the Company's Report on Form 10-K.

3. Effective March 8, 1996, the Company entered into a Financing Agreement, dated as of such date (the "CIT Credit Agreement"), between the Company and The CIT Group/Business Credit, Inc., which provides the Company with a three-year, non-amortizing, $100 million revolving debt facility (the "CIT Facility"). Proceeds from the initial funding under the CIT Facility were used to repay in full all of the obligations under the Company's revolving debt facility with General Electric Capital Corporation (the "GECC Facility"). The CIT Facility bears interest at a rate of LIBOR plus 2.5%, or the Chemical Bank prime lending rate plus .75%, is secured by trade accounts receivable, merchandise inventories and general intangible assets (as defined) of the Company, and has a borrowing limit, including advances, outstanding letters of credit and unreimbursed drawings under letters of credit at any time equal to the lesser of $100 million and the Borrowing Base. The Borrowing Base is equal to 65% of the aggregate value of Eligible Inventory (as defined) from time to time.

4. On March 5, 1996 the Company entered into a sale and leaseback agreement (the "transaction") with regard to its warehouse facility located in Fontana, California. Prior to this transaction, the Company owned the land associated with the facility and leased the buildings and improvements. In contemplation of the transaction, the Company purchased the building and improvements at a purchase price of $8,910. The transaction was then completed with the sale of the land, building and improvements at a sale price of $13,900. The gain on the transaction was insignificant and will be amortized on a straight-line basis over the related lease term. The net cash proceeds after expenses totaled $4,728, which were used to repay a portion of the GECC Facility. Under the leaseback agreement the Company has committed to lease the facility for ten years under a noncancelable operating lease.


5. The Company has adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Live Assets and for Long-Lived assets to be Disposed of," issued in March 1995 and effective for fiscal years beginning after December 15, 1996, which establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill. There has been no material impact on the Company's financial position or results of operations related to FAS 121 for the 13 weeks ended March 31, 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire year.

13 Weeks Ended March 31, 1996 versus 13 Weeks Ended April 2, 1995

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                                       Thirteen Weeks Ended
                                                  ---------------------------------------------------------------

                                                         March 31, 1996                     April 2,   1995
                                                  ---------------------------         ---------------------------
Net sales                                         $ 91,617              100.0%        $ 83,433              100.0%
Cost of goods sold, buying and occupancy            63,888               69.7           57,766               69.2
                                                  --------           --------         --------           --------

     Gross profit                                   27,729               30.3           25,667               30.8
                                                  --------           --------         --------           --------

Operating expenses:
    Selling and administrative                      25,342               27.7           23,813               28.5
    Depreciation and amortization                    2,340                2.5            2,306                2.8
                                                  --------           --------         --------           --------

      Total operating expense                       27,682               30.2           26,119               31.3
                                                  --------           --------         --------           --------

     Operating income (loss)                            47                0.1             (452)              (0.5)

Interest expense, net                                2,962                3.3            2,957                3.6
                                                  --------           --------         --------           --------
     Loss before income taxes
       and extraordinary loss                       (2,915)              (3.2)          (3,409)              (4.1)
Income taxes                                           -.-                -.-              -.-                -.-
                                                  --------           --------         --------           --------

    Net loss before extraordinary loss              (2,915)              (3.2)          (3,409)              (4.1)
Extraordinary loss from early
    extinguishment of debt                          (2,222)              (2.4)             -.-                -.-
                                                  --------           --------         --------           --------
Net loss                                          ($ 5,137)              (5.6%)       ($ 3,409)              (4.1%)
                                                  ========           ========         ========           ========
EBITDA (a)                                        $  2,387                2.6%        $  1,854                2.2%


(a) EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense and non-cash rent expense.

1.   Sales

     Net sales for the 13 weeks ended March 31, 1996 of $91,617 increased 9.8% (or $8,184) from $83,433 reported for the 13 weeks ended April 2, 1995. Same store sales increased 1.5% compared with the same period last year, reflecting improved economic and weather conditions between periods. Sales generated from an increase in store count from 176 at April 2, 1995 to 193 at March 31, 1996 created the remaining 8.3% of the 9.8% sales increase for the quarter.

2.   Gross Profit

     Gross profit increased 8.0% (or $2,062) from $25,667 for the 13 weeks ended April 2, 1995 to $27,729 for the 13 weeks ended March 31, 1996 reflecting the increased sales achieved by the Company during the first quarter of 1996. The Company's gross profit margin declined from 30.8% of sales in the 1995 quarter to 30.3% of sales in the 1996 period. This decrease was primarily due to an increase in sales of lower margin ski related products during the 13 weeks ended March 31, 1996 versus the comparable period last year.

3.   Operating Expenses

     Selling and administrative expenses increased 6.4% (or $1,529) from $23,813 for the 13 weeks ended April 2, 1995 to $25,342 for the 13 weeks ended March 31, 1996. This increase resulted primarily from the store growth achieved by the Company during the past year. When measured as a percentage of sales, selling and administrative expenses decreased from 28.5% of sales for the 1995 period to 27.7% of sales in 1996 period. This decrease reflects the Company's reduction of variable expense categories in response to general weakness in the economy.

     Depreciation and amortization increased 1.5% (or $34) from $2,306 for the prior year period to $2,340 for the 13 weeks ended March 31, 1996.

4.   Interest Expense, Net

     Interest expense increased 0.2% (or $5) from $2,957 for the prior year period to $2,962 for the 13 weeks ended March 31, 1996.

5.   Extraordinary Loss from Early Extinguishment of Debt

     During the 13 weeks ended March 31, 1996, the Company refinanced its indebtedness under the GECC Facility with borrowings under the CIT Facility. In connection with the refinancing, the Company accelerated amortization of $1,063 of certain fees and paid $1,159 in prepayment premium and other fees. Accordingly, a charge of $2,222 is recorded as an extraordinary loss for the 13 weeks ended March 31, 1996. No such event occurred during the 13 weeks ended April 2, 1995.

6.   Net Loss

     Net loss for the 13 weeks ended March 31, 1996 increased to $5,137 from a net loss of $3,409 for the 13 weeks ended April 2, 1995, reflecting the extraordinary loss described above.

Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

EBITDA increased 28.7% (or $533) from $1,854 for the 13 weeks ended April 2, 1995 to $2,387 for the 13 weeks ended March 31, 1996. Increased sales coupled with the Company's focus on expenses were the primary factors contributing to this increase.

LIQUIDITY AND CAPITAL RESOURCES

     Effective March 8, 1996, the Company entered into the CIT
Credit Agreement, which provides the Company with a three-year, non-amortizing, $100 million revolving debt facility (the "CIT Facility"). Proceeds from the initial funding under the CIT Facility were used to repay in full all of the Company's obligations under its existing GECC Facility. The CIT Facility bears interest at a rate of LIBOR plus 2.5%, or the Chemical Bank prime lending rate plus .75%, is secured by trade accounts receivable, merchandise inventories and general intangible assets (as defined) of the Company, and has a borrowing limit, including advances, outstanding letters of credit and unreimbursed drawings under letters of credit at any time equal to the lesser of $100 million and the Borrowing Base. The Borrowing Base is equal to 65% of the aggregate value of Eligible Inventory (as defined) from time to time. The Company is in compliance with all of the covenants under the CIT Credit Agreement. As of March 31, 1996, an aggregate of $72,144 was outstanding under the CIT Facility.

     As of March 31, 1996, the Company maintained a cash and cash equivalents balance of $4,523 versus a balance of $4,397 at April 2, 1995.

     Net cash used in operating activities was $6,364 for the 13 weeks ended March 31, 1996 versus $27,595 for the 13 weeks ended April 2, 1995. Reduced inventory purchases and related payables decreases were the primary factors in the improvement in cash requirements for this year's period. The Company's inventory levels were 12.0% (or $18,976) lower than last year's comparable period levels, totaling $138,967 at March 31, 1996 versus $157,943 at April 2, 1995. This reduction has been accomplished even as the Company has grown its store base from 176 at April 2, 1995 to 193 at March 31, 1996. Net cash provided by investing activities was $2,689 for the 13 weeks ended March 31, 1996 versus $24 for the 13 weeks ended April 2, 1995 reflecting $4,728 in net proceeds from the sale/leaseback of the Company's Fontana distribution center. The cumulative effect of net cash used in operating activities and net cash provided by investing activities resulted in net cash required by financing activities of $5,000 for the 13 weeks ended March 31, 1996 versus $24,300 for the 13 weeks ended April 2, 1995, and an increase in cash and cash equivalents of $1,325 versus a decrease of $3,271 for the comparable
13 week periods in 1996 and 1995, respectively.

     The Company believes that net cash provided by operating activities and borrowings under the CIT Facility will be sufficient to fund anticipated capital expenditures and working capital requirements.

IMPACT OF INFLATION

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on its results of operations during the 13 weeks ended March 31, 1996.

                           PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

              The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of matters currently pending against the Company will not have a material adverse effect on the Company's financial position.

     Item 2.  Changes in Securities

              None

     Item 3.  Defaults Upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security-Holders

              None

     Item 5.  Other Information

              None

     Item 6.  Exhibits and Reports on Form 8-K

              Exhibit No.                       Description
              -----------                       -----------

                3.1 (a)* Articles of Incorporation of the Company filed with the California Secretary of State on September 7, 1955.

                3.1 (b) *            Amendment to Articles of Incorporation of
                                     the Company filed with the California
                                     Secretary of State on September 21, 1992.

                3.2 *                By laws of the Company.

                4.1 * Indenture among the Company, Big 5 Holdings and First Trust National Association relating to the Notes dated as of September 25, 1992.

                4.2 *                Form of the Notes.

                4.3 * Purchase Agreement among the Company, Big 5 Holdings and the original purchasers of the Notes dated as of September 25, 1992.

              Exhibit No.                       Description
              -----------                       -----------

                4.4 * Registration Rights Agreement among the Company, Big 5 Holdings and the original purchasers of the Notes dated as of September 25, 1992.

                10.1(a) ***          Financing Agreement dated March 8, 1996
                                     between The CIT Group/Business Credit, Inc.
                                     and the Company.

                10.1(b) ***          Grant of Security Interest in and
                                     Collateral Assignment of Trademarks and
                                     Licenses dated as of March 8, 1996 by the Company in favor of The CIT Group/Business
                                     Credit, Inc.

                10.1(c) ***          Guarantee dated March 8, 1996 by Big 5
                                     Corporation in favor of The CIT
                                     Group/Business Credit, Inc.

                10.2 * Tax Indemnity Agreement by and among PE, TCH, Thrifty and Big 5 Holdings dated as of September 25, 1992.

                10.4 (a) **          Amended and Restated Indemnification
                                     Implementation Agreement between UMC and
                                     TPH dated as of April 20, 1994.

                10.4 (b) **          Agreement and Release among PE, TPH, TPI,
                                     Thrifty and UMC dated as of March 11, 1994.

                10.5 (a) *           Big 5 Corporation 1992 Equity Plan.

                10.5 (b) *           Stock Subscription Agreement between Parent
                                     and GEI dated as of September 25, 1992.

                10.6 (a) *           Employment Agreement between the Company
                                     and Robert W. Miller dated as of January 1,
                                     1993.

                10.6 (b) *           Employment Agreement between the Company
                                     and Steve G. Miller dated as of January 1,
                                     1993.

                10.6 (d) *           Sublease between the Company and Thrifty
                                     dated as of September 25, 1992 (1).

                10.6 (e) *           Form of Amendment of Registration Rights
                                     Agreement among the Company, Big 5 Holdings and Holders of the Securities (re: ongoing registration rights).

                10.6 (f) *           Form of Amendment of Registration Rights
                                     Agreement among the Company, Big 5 Holdings and Holders of the Securities (re:
                                     extension of Effectiveness Date)

              Exhibit No.                       Description
              -----------                       -----------

                10.7(a)***           Agreement of Purchase and Sale among the
                                     Company and the State of Wisconsin dated as of February 13, 1996.

                10.7(b)***           Lease among the Company (Lessee) and the
                                     State of Wisconsin Investment Board
                                     (Lessor) dated as of March 5,1996.

                21                   Subsidiaries of the Company:  None

                --------------------------------------------


                * Incorporated by reference to the Company's Registration Statement on Form S-4 (file no. 33-61096) effective as of June 29, 1993.

                ** Incorporated by reference to the Company's report on Form 10-K for the year ended January 1, 1995.

                *** Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1995.

                                     (b)   Reports on Form 8-k

                                     None.

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

              The Company has not provided any annual report covering its last fiscal year nor any proxy statement to security holders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED MERCHANDISING CORP.,
                                  A CALIFORNIA CORPORATION

Date: 05/14/96                    By: /S/ STEVEN G. MILLER
                                      ------------------------------------------
                                  Steven G. Miller
                                  President and
                                  Chief Operating Officer

Date: 05/14/96                    By:  /S/ CHARLES P. KIRK
                                      ------------------------------------------
                                  Charles P. Kirk
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)