Form 10-Q
period 1996-06-30
UNITED MERCHANDISING CORP
filed 1996-08-14
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

       /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                       OR
       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES AND EXCHANGE ACT OF 1934.


For the transition period from ______________ to _________________

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


Indicate by check mark whether the registrant has been subject to such filing
requirements for the past 90 days.   Yes  X    No  ____


Indicate the number of shares outstanding for each of the registrant's classes
of common stock,  as of the latest practicable date.   1,300 shares of common
stock, zero par value, at August 12, 1996.

                           UNITED MERCHANDISING CORP.
                                     INDEX


                                                                                             Page No.
                                                                                             --------
Title Page                                                                                      1

Index                                                                                           2

PART I - FINANCIAL INFORMATION

    Item 1.      Financial Statements (Unaudited)

                 Balance Sheets - June 30, 1996 and
                 December 31, 1995                                                              3

                 Statements of Operations -
                 13 and 26 weeks ended June 30, 1996 and July 2, 1995                           4

                 Statements of Cash Flows -
                 26 weeks ended June 30, 1996 and July 2, 1995                                  5

                 Notes to Financial Statements                                                  6

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                            7-12


PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings                                                              13

     Item 2.     Changes in Securities                                                          13

     Item 3.     Defaults Upon Senior Securities                                                13

     Item 4.     Submission of Matters to a Vote of
                    Security-Holders                                                            13

     Item 5.     Other Information                                                              13

     Item 6.     Exhibits and Reports on Form 8-K                                               13-15


SIGNATURES                                                                                      16

                           UNITED MERCHANDISING CORP.

                                 Balance Sheets
                             (Dollars in Thousands)

                                                                June 30,      December 31,
                                                                  1996            1995
                                                             -------------   -------------
Assets                                                         (Unaudited)

Current assets
   Cash and cash equivalents                                 $      1,062    $      3,198
   Trade and other receivables, net of allowance for
      doubtful accounts of $753 and $267, respectively              2,308           3,377
   Merchandise inventories                                        140,257         137,512
   Prepaid expenses                                                   550           1,106

                                                             ------------   -------------
                    Total current assets                          144,177         145,193
                                                             ------------   -------------
Property and equipment:
   Land                                                               786           3,341
   Buildings and improvements                                      13,437          13,261
   Furniture and equipment                                         28,730          27,937
   Less accumulated depreciation and
      amortization                                                (14,601)        (12,023)
                                                             ------------   -------------

                    Net property and equipment                     28,352          32,516
                                                             ------------   -------------


Leasehold interest, net of amortization of $10,876 and
   $10,202, respectively                                           18,093          21,130

Other assets, at cost, less accumulated
   amortization of $534 and $652, respectively                      2,430           2,365
Excess of cost over net assets acquired, less
   accumulated amortization of $754 and $630, respectively          5,791           5,915
                                                             ------------    ------------
                                                             $    198,843    $    207,119
                                                             ============    ============
 Liabilities and stockholder's equity

 Current liabilities:
      Accounts payable                                       $     43,188    $     42,812
      Accrued expenses                                             25,741          27,387
                                                             ------------    ------------
                     Total current liabilities                     68,929          70,199

 Deferred rent                                                      4,820           4,252
 Long-term debt                                                    99,905         103,594
                                                             ------------    ------------
                     Total liabilities                            173,654         178,045
                                                             ------------    ------------


 Commitments and contingencies



 Stockholder's equity

      Common stock, no par value.  Authorized 2,500
      shares; issued and outstanding 1,300 shares                  35,080          35,080
      Accumulated deficit                                          (9,891)         (6,006)
                                                             ------------    ------------

                     Total stockholder's equity                    25,189          29,074
                                                             ------------    ------------
                                                             $    198,843    $    207,119
                                                             ============    ============


See accompanying notes to financial statements

                           UNITED MERCHANDISING CORP.


                            Statements of Operations
                             (Dollars in Thousands)
                                  (Unaudited)


                                                             13 Weeks Ended                   26 Weeks Ended
                                                     ------------------------------      ------------------------------
                                                     June 30, 1996     July 2, 1995      June 30, 1996     July 2, 1995
                                                     -------------     ------------      -------------     ------------
Net sales                                            $    98,216        $   90,023       $  189,833        $   173,456

   Cost of goods sold, buying
    and occupancy                                         66,260            61,513           130,148           119,279
                                                     -----------         ---------       -----------       -----------
Gross profit                                              31,956            28,510            59,685            54,177
                                                     -----------         ---------       -----------       -----------
Operating expenses:
   Selling and administration                             25,318            23,824            50,660            47,637
   Depreciation and amortization                           2,459             2,418             4,799             4,724
                                                     -----------         ---------       -----------       -----------

   Total operating expenses                               27,777            26,242            55,459            52,361
                                                     -----------         ---------       -----------       -----------
           Operating income                                4,179             2,268             4,226             1,816

Interest expense, net                                      2,927             3,184             5,889             6,141
                                                     -----------         ---------       -----------       -----------
           Income (loss) before
              income taxes and extraordinary loss          1,252              (916)           (1,663)           (4,325)

Income taxes                                                 - -               - -               - -              - -
                                                     -----------          --------       -----------       -----------
           Net income (loss) before extraordinary
                   loss                                    1,252              (916)           (1,663)           (4,325)
          Extraordinary loss from early
                  extinguishment of debt                     - -               - -            (2,222)              - -
                                                     -----------            ------        ----------       ------------
                      Net income (loss)                   $1,252             ($916)          ($3,885)           ($4,325)
                                                     ===========            ======        ==========       =============


See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                            Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                    26 Weeks Ended
                                                                         ---------------------------------
                                                                           June 30, 1996      July 2, 1995
                                                                         ---------------    --------------
Cash flows from operating activities:
  Net loss                                                               $       (3,885)     $      (4,325)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Depreciation and amortization                                             4,799              4,724
        Non-cash charge related to refinancing                                    1,063                -.-
        Change in assets and liabilities:
          Merchandise inventories                                                (2,745)            (3,971)
          Accounts receivable                                                     1,069              2,700
          Prepaid expenses                                                          556                509
          Accounts payable                                                          376            (22,113)
          Accrued expenses                                                       (2,285)            (6,677)
                                                                         --------------      -------------
                Net cash (used in) operating activities                          (1,052)           (29,153)
                                                                         --------------      -------------
Cash flows from investing activities:
  Purchases of property and equipment                                              (988)            (3,343)
  Purchases of assets held pending sale and leaseback                            (8,910)               -.-
  Proceeds from sale and lease back of assets                                    13,900                -.-
  Other assets                                                                   (1,397)               505
                                                                         --------------      -------------
                 Net cash provided by (used in) investing activities              2,605             (2,838)
                                                                         --------------      -------------
Cash flows from financing activities:
   Net borrowings under revolving credit facilities                              63,455             26,000
   Repayment of long-term debt, net                                             (67,144)               -.-
                                                                         --------------      -------------

                Net cash provided by (used in) financing activities              (3,689)            26,000
                                                                         --------------      -------------
                Net decrease in cash and cash  equivalents                       (2,136)            (5,991)

 Cash and cash equivalents at beginning of period                                 3,198              7,668
                                                                         --------------      -------------
 Cash and cash equivalents at end of period                              $        1,062      $       1,677
                                                                         ==============      =============

See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                         Notes to Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. In the opinion of management of United Merchandising Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present the financial position and cash flows as of and for the period ended June 30, 1996.

2. These financial statements should be read in conjunction with the Company's 1995 audited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 1995.

3. Effective March 8, 1996, the Company entered into a Financing Agreement, dated as of such date (the "CIT Credit Agreement"), between the Company and The CIT Group/Business Credit, Inc., which provides the Company with a three-year, non-amortizing, $100,000 revolving debt facility (the "CIT Facility"). Proceeds from the initial funding under the CIT Facility were used to repay in full all of the obligations under the Company's revolving debt facility with General Electric Capital Corporation (the "GECC Facility"). The CIT Facility bears interest at a rate of LIBOR plus 2.5%, or the Chemical Bank prime lending rate plus .75%, is secured by trade accounts receivable, merchandise inventories and general intangible assets (as defined) of the Company, and has a borrowing limit, including advances, outstanding letters of credit and unreimbursed drawings under letters of credit at any time equal to the lesser of $100,000 and the Borrowing Base. The Borrowing Base is equal to 65% of the aggregate value of Eligible Inventory (as defined) from time to time.

4. On March 5, 1996 the Company entered into a sale and leaseback agreement (the "transaction") with regard to its warehouse facility located in Fontana, California. Prior to this transaction, the Company owned the land associated with the facility and leased the buildings and improvements. In contemplation of the transaction, the Company purchased the building and improvements at a purchase price of $8,910. The transaction was then completed with the sale of the land, building and improvements at a sale price of $13,900. The gain on the transaction was insignificant and will be amortized on a straight-line basis over the related lease term. The net cash proceeds after expenses totaled $4,728, which were used to repay a portion of the GECC Facility. Under the leaseback agreement, the Company has committed to lease the facility for ten years under a noncancelable operating lease.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Thousands)


RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire year.

13 WEEKS ENDED JUNE 30, 1996 VERSUS 13 WEEKS ENDED JULY 2, 1995

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                                 13 Weeks Ended
                                            --------------------------------------------------------------
                                                  June 30, 1996                        July 2,1995
                                            -----------------------           ----------------------------
Net sales                                   $98,216          100.0%           $90,023               100.0%
Cost of goods sold, buying and occupancy     66,260           67.5             61,513                68.3
                                             ------          -----             ------               -----

     Gross profit                            31,956           32.5             28,510                31.7
                                             ------          -----             ------               -----

Operating expenses:
    Selling and administration               25,318           25.7             23,824                26.5
    Depreciation and amortization             2,459            2.5              2,418                 2.7
                                             ------          -----              -----               -----
      Total operating expense                27,777           28.2             26,242                29.2
                                             ------          -----             ------               -----

      Operating income                        4,179            4.3              2,268                 2.5

Interest expense, net                         2,927            3.0              3,184                 3.5
                                              -----          -----              -----               -----

     Income (loss) before income taxes        1,252            1.3               (916)               (1.0)
Income taxes                                    --              --                 --                  --
                                            -------          -----           --------               -----
Net income (loss)                            $1,252            1.3%             ($916)               (1.0)%
                                            =======          =====           ========               =====
EBITDA (a)                                   $6,638            6.8%            $4,686                 5.2%



(a) EBITDA represents income before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense and non-cash rent expense.

1.       Sales

         Net sales for the 13 weeks ended June 30, 1996 of $98,216 increased 9.1% (or $8,193) from $90,023 reported for the 13 weeks ended July 2, 1995. Same store sales increased 1.6% compared with the same period last year. Sales generated from an increase in store count from 178 at July 2, 1995 to 193 at June 30, 1996 created the remaining 7.5% of the 9.1% increase in total sales for the quarter.

2.       Gross Profit

         Gross profit increased 12.1% (or $3,446) from $28,510 for the 13 weeks ended July 2, 1995 to $31,956 for the 13 weeks ended June 30, 1996, while the Company's gross profit margin increased from 31.7% of sales in the 1995 quarter to 32.5% of sales in the 1996 period. These improvements resulted from increased sales, improved point of sale margins and positive store inventory results, partially offset by increased occupancy and distribution costs which were impacted by the Company's store growth.

3.       Operating Expenses

         Selling and administration expenses increased 6.3% (or $1,494) from $23,824 for the 13 weeks ended July 2, 1995 to $25,318 for the 13 weeks ended June 30, 1996. This increase resulted primarily from the store growth achieved by the Company during the past year. When measured as a percentage of sales, selling and administration expenses decreased from 26.5% of sales for the 1995 period to 25.7% of sales for the 1996 period. This decrease reflects the Company's focus on controllable expense categories in response to general weakness in the economy experienced throughout 1995.

         Depreciation and amortization increased 1.7% (or $41) from $2,418 for the prior year period to $2,459 for the 13 weeks ended June 30, 1996.

4.       Interest Expense, Net

         Interest expense, net decreased 8.1% (or $257) from $3,184 for the prior year period to $2,927 for the 13 weeks ended June 30, 1996.
         This decrease reflects lower average borrowing levels on the Company's revolving credit facility during the 13 weeks ended June 30, 1996.

5.       Net Income

         Net income for the 13 weeks ended June 30, 1996 increased to $1,252 from a net loss of $916 for the 13 weeks ended July 2, 1995 reflecting increased sales and gross margins, coupled with the Company's focus on expense reduction.

Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

         BITDA increased 41.7% (or $1,952) from $4,686 for the 13 weeks ended July 2, 1995 to $6,638 for the 13 weeks ended June 30, 1996. Increased sales and gross margins, coupled with the Company's focus on expense reduction were the primary factors contributing to this increase.

26 WEEKS ENDED JUNE 30, 1996 VERSUS 26 WEEKS ENDED JULY 2, 1995


The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                              26 Weeks Ended
                                            -----------------------------------------------------------

                                                June 30, 1996                       July 2, 1995
                                            ----------------------            -------------------------
Net sales                                  $189,833          100.0%          $173,456             100.0%
Cost of goods sold, buying and occupancy    130,148           68.6            119,279              68.8
                                            -------         ------            -------           -------

    Gross profit                             59,685           31.4             54,177              31.2
                                            -------         ------            -------           -------

Operating expenses:
    Selling and administration               50,660           26.7             47,637              27.5
    Depreciation and amortization             4,799            2.5              4,724               2.7
                                            -------         ------            -------           -------
      Total operating expense                55,459           29.2             52,361              30.2
                                            -------         ------            -------           -------

      Operating income                        4,226            2.2              1,816               1.0

Interest expense, net                         5,889            3.1              6,141               3.5
                                            -------         ------            -------           -------
    Loss before income taxes
      and extraordinary loss                 (1,663)          (0.9)            (4,325)             (2.5)
Income taxes                                    --              --                                   --
                                            -------        -------            -------           -------

    Net loss before extraordinary loss       (1,663)          (0.9)            (4,325)             (2.5)

Extraordinary loss from early
    extinguishment of debt                   (2,222)          (1.1)                --                --
                                            -------        -------            -------           -------

Net loss                                    ($3,885)         (2.0%)           ($4,325)            (2.5%)
                                            =======        ========           =======           =======

EBITDA (a)                                   $9,025           4.8%             $6,540              3.8%



(a) EBITDA represents income before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense and non-cash rent expense.

1.       Sales

         Net sales for the 26 weeks ended June 30, 1996 of $189,833 increased 9.4% (or $16,377) from $173,456 reported for the 26 weeks ended July 2, 1995. Same store sales increased 1.5% compared with the same period last year. Sales generated from an increase in store count from 178 at July 2, 1995 to 193 at June 30, 1996 created the remaining 7.9% of the 9.4% sales increase for the 26 week period.


2.       Gross Profit

         Gross profit increased 10.2% (or $5,508) from $54,177 for the 26 weeks ended July 2, 1995 to $59,685 for the 26 weeks ended June 30, 1996, while the Company's gross profit margin increased from 31.2% of sales in the 1995 period to 31.4% of sales in the 1996 period. These improvements resulted from increased sales, improved point of sale margins and positive store inventory results partially offset by increased occupancy and distribution costs which were impacted by the Company's store growth and lower first quarter 1996 margins arising from higher volumes of sales of lower margin ski-related products.


3.       Operating Expenses

         Selling and administration expenses increased 6.3% (or $3,023) from $47,637 for the 26 weeks ended July 2, 1995 to $50,660 for the 26 weeks ended June 30, 1996. This increase resulted primarily from the store growth achieved by the Company during the past year. When measured as a percentage of sales, selling and administration expenses decreased from 27.5% of sales for the 1995 period to 26.7% of sales in the 1996 period. This decrease reflects the Company's focus on controllable expense categories in response to general weakness in the economy experienced throughout 1995.

         Depreciation and amortization increased 1.6% (or $75) from $4,724 for the prior year period to $4,799 for the 26 weeks ended June 30, 1996.


4.       Interest Expense, Net

         Interest expense, net decreased 4.1% (or $252) from $6,141 for the prior year period to $5,889 for the 26 weeks ended June 30, 1996.
         This decrease reflects lower average borrowing levels on the Company's revolving credit facility during the 26 weeks ended June 30, 1996.


5.       Extraordinary Loss from Early Extinguishment of Debt

         During the 26 weeks ended June 30, 1996, the Company refinanced its indebtedness under the GECC Facility with borrowings under the CIT Facility. In connection with the refinancing, the Company accelerated amortization of $1,063 of certain fees, and paid $1,159 in prepayment premiums and other fees. Accordingly, a charge of $2,222 is recorded as an extraordinary loss for the 26 weeks ended June 30, 1996. No such event occurred during the 26 weeks ended July 2, 1995.

6.       Net Loss

         Net loss for the 26 weeks ended June 30, 1996 decreased to $3,885 from a net loss of $4,325 for the 26 weeks ended July 2, 1995. The net loss for the 26 weeks ended June 30, 1996 is $1,663 before the extraordinary loss described above.


Earnings Before Interest, Taxes, Depreciation and Amortization  ("EBITDA")

         EBITDA increased 38.0% (or $2,485) from $6,540 for the 26 weeks ended July 2, 1995 to $9,025 for the 26 weeks ended June 30, 1996. Increased sales coupled with the Company's focus on expenses were the primary factors contributing to this increase.



LIQUIDITY AND CAPITAL RESOURCES

         Effective March 8, 1996, the Company entered into the CIT Credit Agreement, which provides the Company with a three-year, non-amortizing, $100 million revolving debt facility (the "CIT Facility"). Proceeds from the initial funding under the CIT Facility were used to repay in full all of the Company's obligations under its existing GECC Facility. The CIT Facility bears interest at a rate of LIBOR plus 2.5%, or the Chemical Bank prime lending rate plus .75%, is secured by trade accounts receivable, merchandise inventories and general intangible assets (as defined) of the Company, and has a borrowing limit, including advances, outstanding letters of credit and unreimbursed drawings under letters of credit at any time equal to the lesser of $100 million and the Borrowing Base. The Borrowing Base is equal to 65% of the aggregate value of Eligible Inventory (as defined) from time to time. As of June 30, 1996, the Company maintained eligible inventory of $129,964 with an aggregate balance of $63,455 outstanding under the CIT Facility. The Company is in compliance with all of the covenants under the CIT Credit Agreement.

         As of June 30, 1996, the Company maintained a cash and cash equivalents balance of $1,062 versus a balance of $1,677 at July 2, 1995.

         Net cash used in operating activities was $1,052 for the 26 weeks ended June 30, 1996 versus $29,153 for the 26 weeks ended July 2, 1995.
Reduced inventory purchases and related payables decreases were the primary factors in the improvement in cash requirements for this year's period. The Company's inventory levels were 9.5% (or $14,765) lower than last year's comparable period levels, totaling $140,257 at June 30, 1996 versus $155,022 at July 2, 1995. This reduction has been accomplished even as the Company has grown its store base from 178 at July 2, 1995 to 193 at June 30, 1996. Net cash provided by investing activities was $2,605 for the 26 weeks ended June 30, 1996 versus cash use of $2,838 for the 26 weeks ended July 2, 1995 reflecting $4,728 in net proceeds from the sale/leaseback of the Company's Fontana distribution center. The cumulative effect of net cash used in operating activities and net cash provided by investing activities resulted in a reduction in the Company's borrowings of $3,689 for the 26 weeks ended June 30, 1996, versus an increase of $26,000 for the 26 weeks ended July 2, 1995, and a decrease in cash and cash equivalents of $2,136 versus $5,991 for the comparable 26 week periods in 1996 and 1995, respectively.

         The Company believes that net cash provided by operating activities and borrowings under the CIT Facility will be sufficient to fund anticipated capital expenditures and working capital requirements.


IMPACT OF INFLATION

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on its results of operations during the 26 weeks ended June 30, 1996.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


                Exhibit No.                        Description
                -----------                        -----------
               3.1 (a)*            Articles of Incorporation of the Company filed with the California Secretary of State on
                                   September 7, 1955.

               3.1 (b)*            Amendment to Articles of Incorporation of the Company filed with the California Secretary of State on September 21, 1992.

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

               10.6 (f) *          Form of Amendment of Registration Rights Agreement among the Company, Big 5 Holdings and
                                   Holders of the Securities (re: extension of Effectiveness Date).

             Exhibit No.                           Description
             -----------                           -----------
               10.7(a)***          Agreement of Purchase and Sale among the Company and the State of Wisconsin dated as of
                                   February 13, 1996.

               10.7(b)***          Lease among the Company (Lessee) and the State of Wisconsin Investment Board (Lessor) dated as of March 5, 1996.

               21                  Subsidiaries of the Company:  None

               ________________________________


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




                                                  UNITED MERCHANDISING CORP.,
                                                  A CALIFORNIA CORPORATION





Date: 08/12/96                                    By: /S/ STEVEN G. MILLER
      --------                                       ---------------------
                                                  Steven G. Miller
                                                  President and
                                                  Chief Operating Officer





Date: 08/12/96                                    By:  /S/ CHARLES P. KIRK
      --------                                        ---------------------
                                                  Charles P. Kirk
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)