Form 10-Q
period 1996-09-30
UNITED MERCHANDISING CORP
filed 1996-11-13
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

 [ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                     AND EXCHANGE ACT OF 1934

                    For the quarterly period ended September 29, 1996

                                       OR
 [  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES AND EXCHANGE ACT OF 1934.


For the transition period from_______________ to ___________________

Commission File Number:   33-61300 and 33-61096


                           UNITED MERCHANDISING CORP.
             (Exact name of registrant as specified in its charter)
                                   California
                            (State of Incorporation)

                                   95-1854273
                     (I.R.S. employer identification number)
                         2525 EAST EL SEGUNDO BOULEVARD
                         EL SEGUNDO, CALIFORNIA  90245
                                 (310) 536-0611
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports).  Yes    X     No
                                      -----      -----
Indicate by check mark whether the registrant has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ----     -----
Indicate the number of shares outstanding for each of the registrant's classes
of common stock, as of the latest practicable date.   1,300 shares of common
stock, zero par value, at November 11, 1996.

                           UNITED MERCHANDISING CORP.

                                     INDEX

                                                                                             Page No.
                                                                                             --------
Title Page                                                                                      1

Index                                                                                           2


PART I  -  FINANCIAL INFORMATION

    Item 1.      Financial Statements (Unaudited)

                 Balance Sheets - September 29, 1996 and
                 December 31, 1995                                                              3

                 Statements of Operations -
                 13 and 39 weeks ended September 29, 1996 and
                 October 1, 1995                                                                4

                 Statement of Cash Flows -
                 39 weeks ended September 29, 1996 and
                 October 1, 1995                                                                5

                 Notes to Financial Statements                                                  6

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                            7-11


PART II  - OTHER INFORMATION

     Item 1.     Legal Proceedings                                                              12

     Item 2.     Changes in Securities                                                          12

     Item 3.     Defaults Upon Senior Securities                                                12

     Item 4.     Submission of Matters to a Vote of
                    Security-Holders                                                            12

     Item 5.     Other Information                                                              12

     Item 6.     Exhibits and Reports on Form 8-K                                               12-14


SIGNATURES                                                                                      15

                           UNITED MERCHANDISING CORP.

                                 Balance Sheets
                             (Dollars in Thousands)

                                                  September 29,    December 31,
                                                      1996            1995
                                                  -------------    ------------
Assets                                             (Unaudited)
Current assets:
   Cash and cash equivalents                       $    3,390      $    3,198
   Trade & other receivables, net of allowance for
      doubtful accounts of $815 and $267,
        respectively                                    1,522           3,377
   Merchandise inventories                            136,373         137,512
   Prepaid expenses                                     1,139           1,106
                                                    ---------       ---------
                    Total current assets              142,424         145,193
                                                    ---------       ---------
Property and equipment:
   Land                                                   786           3,341
   Buildings and improvements                          13,593          13,261
   Furniture and equipment                             29,141          27,937
   Less accumulated depreciation and
      amortization                                    (15,863)        (12,023)
                                                    ---------       ---------
                    Net property and equipment         27,657          32,516
                                                    ---------       ---------

Leasehold interest, net of amortization of $11,598
   and $10,202, respectively                           17,371          21,130
Other assets, at cost, less accumulated
   amortization of $696 and $652, respectively          2,134           2,365
Excess of cost over net assets acquired, less
   accumulated amortization of $816 and $630,
   respectively                                         5,729           5,915
                                                   ----------      ----------
                                                   $  195,315      $  207,119
                                                   ----------      ----------


                                                  September 29,    December 31,
                                                      1996            1995
                                                  -------------    ------------
                                                   (Unaudited)
   Liabilities  and stockholder's equity

Current liabilities:
     Accounts payable                          $    42,133          $    42,812

     Accrued expenses                               25,246               27,387

                                                ----------          -----------
                    Total current liabilities       67,379               70,199

Deferred rent                                        5,079                4,252
Long-term debt                                      95,418              103,594
                                                ----------          -----------
                     Total liabilities             167,876              178,045
                                                ----------          -----------

Commitments and contingencies


Stockholder's equity

     Common stock, no par value.  Authorized
        2,500 shares; issued and outstanding
        1,300 shares                                35,080               35,080
     Accumulated deficit                            (7,641)              (6,006)
                                                ----------          -----------


                    Total stockholder's equity      27,439               29,074
                                                ----------          -----------

                                               $   195,315          $   207,119
                                                ----------          -----------





See accompanying notes to financial statements

                           UNITED MERCHANDISING CORP.


                            Statements of Operations
                             (Dollars in Thousands)
                                  (Unaudited)


                                                        13 Weeks Ended                         39 Weeks Ended
                                              -----------------------------------   -----------------------------------
                                              September 29, 1996  October 1, 1995   September 29, 1996  October 1, 1995
                                              ------------------  ---------------   ------------------  ---------------
Net sales                                      $106,523             $96,914           $296,356           $270,370
Cost of goods sold, buying and
    occupancy                                    73,310              68,960            203,420            188,239
                                               --------             -------           --------           --------

Gross profit                                     33,213              27,954             92,936             82,131
                                               --------             -------           --------           --------
Operating expenses:
    Selling and administration                   25,953              23,982             76,651             71,619
    Depreciation and amortization                 2,310               2,448              7,109              7,172
                                               --------             -------           --------           --------

      Total operating expenses                   28,263              26,430             83,760             78,791
                                               --------             -------           --------           --------

Operating income                                  4,950               1,524              9,176              3,340

Interest expense, net                             2,700               3,045              8,589              9,186

                                               --------             -------           --------           --------
    Income (loss) before income taxes
        and extraordinary loss                    2,250              (1,521)               587             (5,846)

Income taxes                                         -                   -                  -                  -
                                               --------             -------           --------           --------

    Net income (loss) before extraordinary
        loss                                      2,250              (1,521)               587             (5,846)
    Extraordinary loss from early
        extinguishment of debt                       -                   -              (2,222)                -
                                               --------             -------           --------           --------

                      Net income (loss)        $  2,250             $(1,521)          $ (1,635)          $ (5,846)
                                               ========             =======           ========           ========




See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                            Statement of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                          39 Weeks Ended
                                                              --------------------------------------
                                                              September 29, 1996     October 1, 1995
                                                              -----------------      ---------------
Cash flows from operating activities:
  Net loss                                                           $(1,635)            $(5,846)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Depreciation and amortization                                  7,109               7,172
        Non-cash charge related to refinancing                         1,063                  -

        Change in assets and liabilities:
          Merchandise inventories                                      1,139               2,250
          Trade & other receivables                                    1,855               2,617
          Prepaid expenses                                               (33)                 92
          Accounts payable                                              (679)            (19,547)
          Accrued expenses                                            (2,785)             (6,573)
                                                                     -------            --------

                Net cash provided by (used in) operating
                  activities                                           6,034             (19,835)
                                                                     -------            --------

Cash flows from investing activities:
  Purchases of property and equipment                                 (1,555)             (5,118)
  Purchases of assets held pending sale and leaseback                 (8,910)                 -
  Proceeds from sale and lease back of assets                         13,900                  -
  Other assets                                                        (1,101)             (1,023)
                                                                     -------            --------
                 Net cash provided by (used in) investing
                   activities                                          2,334              (6,141)
                                                                     -------            --------
Cash flows from financing activities:
   Net borrowings under revolving credit facilities                   58,968              19,724
   Repayment of long-term debt, net                                  (67,144)                 -

                                                                     -------            --------

                Net cash provided by (used in) financing
                  activities                                          (8,176)             19,724
                                                                     -------            --------

                Net increase (decrease) in cash and cash
                  equivalents                                            192              (6,252)


 Cash and cash equivalents at beginning of period                      3,198               7,668
                                                                     -------            --------

 Cash and cash equivalents at end of period                          $ 3,390            $  1,416
                                                                     =======            ========





See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                         Notes to Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. In the opinion of management of United Merchandising Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present the financial position and cash flows as of and for the period ended September 29, 1996.

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

4. On March 5, 1996 the Company entered into a sale and leaseback agreement with regard to its warehouse facility located in Fontana, California. Prior to this transaction, the Company owned the land associated with the facility and leased the buildings and improvements. In contemplation of the transaction, the Company purchased the building and improvements at a purchase price of $8,910. The transaction was then completed with the sale of the land, building and improvements at a sale price of $13,900. The gain on the transaction was insignificant and will be amortized on a straight-line basis over the related lease term. The net cash proceeds after expenses totaled $4,728, which were used to repay a portion of the GECC Facility. Under the leaseback agreement, the Company has committed to lease the facility for ten years under a noncancelable operating lease.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Thousands)


RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire year.


13 WEEKS ENDED SEPTEMBER 29, 1996 VERSUS 13 WEEKS ENDED OCTOBER 1, 1995

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.



                                                        13 Weeks Ended
                                         ----------------------------------------------------
                                          September 29, 1996                October 1, 1995
                                         -------------------              -------------------
Net sales                                $106,523       100.0%            $96,914       100.0%
Cost of goods sold, buying and
      occupancy                            73,310        68.8              68,960        71.2
                                         --------       -----             -------       -----

Gross profit                               33,213        31.2              27,954        28.8
                                         --------       -----             -------       -----
Operating expenses:
      Selling and administration           25,953        24.4              23,982        24.7
      Depreciation and amortization         2,310         2.2               2,448         2.5
                                         --------       -----             -------       -----
          Total operating expense          28,263        26.6              26,430        27.2
                                         --------       -----             -------       -----

Operating income                            4,950         4.6               1,524         1.6
Interest expense, net                       2,700         2.5               3,045         3.2
                                         --------       -----             -------       -----
Income (loss) before taxes                  2,250         2.1              (1,521)       (1.6)
Income taxes                                   -           -                   -           -
                                         --------       -----             -------       -----
Net income (loss)                        $  2,250         2.1%            $(1,521)       (1.6)%
                                         ========       =====             =======       =====
EBITDA (a)                               $  7,260         6.8%            $ 3,972         4.1%


(a) EBITDA represents net income (loss) before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense and non-cash rent expense.

1.     NET SALES

       Net sales for the 13 weeks ended September 29, 1996 totaled $106,523, an increase of 9.9% (or $9,609) from the $96,914 reported for the 13 weeks ended October 1, 1995. Same store sales increased 4.2% compared with the same period last year, reflecting improved economic and weather conditions between periods. Sales generated from an increase in store count from 186 at October 1, 1995, to 193 at September 29, 1996 created the remaining 5.7% of the 9.9% increase in total sales for the quarter.



2.     GROSS PROFIT

       Gross profit increased 18.8% (or $5,259) from $27,954 for the 13 weeks ended October 1, 1995 to $33,213 for the 13 weeks ended September 29, 1996, reflecting increased sales and improved gross profit margin. The Company's gross profit margin increased from 28.8% of sales in the 1995 quarter to 31.2% of sales in the 1996 period. The primary factor in the improvement versus 1995 was a return to historical gross profit margin levels for the 13 weeks ended September 29, 1996. Last year's results reflect lower gross profit margins as the Company implemented a successful campaign focused on reducing inventory levels for certain product categories.

3.     OPERATING EXPENSES

       Selling and administration expenses increased 8.2% (or $1,971) from $23,982 for the 13 weeks ended October 1, 1995 to $25,953 for the 13 weeks ended September 29, 1996. This increase resulted primarily from the store growth achieved by the Company during the past year. When measured as a percentage of sales, selling and administration expenses decreased from 24.7% of sales for the 1995 period to 24.4% of sales for the 1996 period. This decrease reflects the Company's focus on controllable expense categories in response to general weakness in the economy experienced throughout 1995.

       Depreciation and amortization decreased 5.6% (or $138) from $2,448 for the prior year period to $2,310 for the 13 weeks ended September 29, 1996.

4.     INTEREST EXPENSE, NET

       Interest expense, net decreased 11.3% (or $345) from $3,045 for the prior year period to $2,700 for the 13 weeks ended September 29, 1996. This decrease reflects lower average borrowing levels on the Company's revolving credit facility during the 13 weeks ended September 29, 1996 as a result of improved earnings and the Company's focus on inventory reduction between periods. The Company's revolving credit facility balance was $58,968 at September 29, 1996 versus a balance of $79,724 at October 1, 1995.

5.     NET INCOME LOSS

       Net income for the 13 weeks ended September 29, 1996 increased to $2,250 from a net loss of $1,521 for the 13 weeks ended October 1, 1995 reflecting increased sales and gross margins, coupled with the Company's focus on expense reduction.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION ("EBITDA")

       EBITDA increased 82.8% (or $3,288) from $3,972 for the 13 weeks ended October 1, 1995 to $7,260 for the 13 weeks ended September 29, 1996. Increased sales and gross margins, coupled with the Company's focus on expense reduction, were the primary factors contributing to this increase.

39 WEEKS ENDED SEPTEMBER 29, 1996 VERSUS 39 WEEKS ENDED OCTOBER 1, 1995


The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.



                                                          39 Weeks Ended
                                        ----------------------------------------------------
                                          September 29, 1996               October 1, 1995
                                        ---------------------           --------------------
Net sales                               $296,356       100.0%           $270,370       100.0%
Cost of goods sold, buying and
      occupancy                          203,420        68.6             188,239        69.6
                                        --------       -----            --------       -----
Gross profit                              92,936        31.4              82,131        30.4
                                        --------       -----            --------       -----

Operating expenses:
      Selling and administration          76,651        25.9              71,619        26.5
      Depreciation and amortization        7,109         2.4               7,172         2.7
                                        --------       -----            --------       -----
          Total operating expense         83,760        28.3              78,791        29.2
                                        --------       -----            --------       -----

Operating income                           9,176         3.1               3,340         1.2
Interest expense                           8,589         2.9               9,186         3.4
                                        --------       -----            --------       -----

Net income (loss) before income taxes
      and extraordinary loss                 587         0.2              (5,846)       (2.2)
Income taxes                                  -           -                   -           -
                                        --------       -----            --------       -----

Net income (loss) before
      extraordinary loss                     587         0.2             (5,846)        (2.2)
Extraordinary (loss) from
      early extinguishment of debt        (2,222)       (0.8)                 -           -
                                        --------       -----            --------       -----

Net (loss)                              $ (1,635)       (0.6)%          $ (5,846)       (2.2)%
                                        ========       =====            ========       =====
EBITDA (a)                              $ 16,285         5.5%           $ 10,512         3.9%



(a) EBITDA represents net income (loss) before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense and non-cash rent expense.

1.       NET SALES

         Net sales for the 39 weeks ended September 29, 1996 totaled $296,356, an increase of 9.6% (or $25,986) from the $270,370 reported for the 39 weeks ended October 1, 1995. Same store sales increased 2.4% compared with the same period last year, reflecting improved economic and weather conditions between periods. Sales generated from an increase in store count from 186 at October 1, 1995 to 193 at September 29, 1996 created the remaining 7.2% of the 9.6% sales increase for the 39 week period.

2.       GROSS PROFIT

         Gross profit increased 13.2% (or $10,805) from $82,131 for the 39 weeks ended October 1, 1995 to $92,936 for the 39 weeks ended September 29, 1996 reflecting increased sales and improved gross profit margin. The Company's gross profit margin increased from 30.4% of sales in the 1995 period to 31.4% of sales in the 1996 period. The primary factor in the improvement versus 1995 was a return to historical gross profit margin levels for the 39 weeks ended September 29, 1996. Last year's results reflect lower gross profit margins as the Company implemented a successful campaign focused on reducing inventory levels for certain product categories.

3.       OPERATING EXPENSES

         Selling and administration expenses increased 7.0% (or $5,032) from $71,619 for the 39 weeks ended October 1, 1995 to $76,651 for the 39 weeks ended September 29, 1996. This increase resulted primarily from the store growth achieved by the Company during the past year. When measured as a percentage of sales, selling and administration expenses decreased from 26.5% of sales for the 1995 period to 25.9% of sales in the 1996 period. This decrease reflects the Company's focus on controllable expense categories in response to general weakness in the economy experienced throughout 1995.

         Depreciation and amortization decreased 0.9% (or $64) from $7,172 for the prior year period to $7,109 for the 39 weeks ended September 29, 1996.


4.       INTEREST EXPENSE, NET

         Interest expense, net decreased 6.5% (or $597) from $9,186 for the prior year period to $8,589 for the 39 weeks ended September 29, 1996. This decrease reflects lower average borrowing levels on the Company's revolving credit facility during the 39 weeks ended September 29, 1996 as a result of improved earnings and the Company's focus on inventory reduction between periods. The Company's revolving credit facility balance was $58,968 at September 29, 1996 versus a balance of $79,724 at October 1, 1995.


5.       EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

         During the 39 weeks ended September 29, 1996, the Company refinanced its indebtedness under the GECC Facility with borrowings under the CIT Facility. In connection with the refinancing, the Company accelerated amortization of $1,063 of certain fees and paid $1,159 in prepayment premiums and other fees. Accordingly, a charge of $2,222 is recorded as an extraordinary loss for the 39 weeks ended September 29, 1996. No such event occurred during the 39 weeks ended October 1, 1995.

6.       NET LOSS

         Net loss for the 39 weeks ended September 29, 1996 decreased to $1,635 from a net loss of $5,846 for the 39 weeks ended October 1, 1995. The Company would have reported net income of $587 for the 39 weeks ended September 29, 1996 before the extraordinary loss described above.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

    EBITDA increased 54.9% (or $5,773) from $10,512 for the 39 weeks ended October 1, 1995 to $16,285 for the 39 weeks ended September 29, 1996. Increased sales and gross margins, coupled with the Company's focus on expenses, were the primary factors contributing to this increase.



LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

    Effective March 8, 1996, the Company entered into the CIT Credit Agreement, which provides the Company with a three-year, non-amortizing, $100,000 revolving debt facility (the "CIT Facility"). Proceeds from the initial funding under the CIT Facility were used to repay in full all of the Company's obligations under its existing GECC Facility. The CIT Facility bears interest at a rate of LIBOR plus 2.5%, or the Chemical Bank prime lending rate plus .75%, is secured by trade accounts receivable, merchandise inventories and general intangible assets (as defined) of the Company, and has a borrowing limit, including advances, outstanding letters of credit and unreimbursed drawings under letters of credit at any time equal to the lesser of $100,000 and the Borrowing Base. The Borrowing Base is equal to 65% of the aggregate value of Eligible Inventory (as defined) from time to time. As of September 29, 1996, the Company maintained eligible inventory of $126,408 with an aggregate balance of $58,968 outstanding under the CIT Facility. This balance compares to an aggregate balance of $79,724 outstanding under the GECC Facility as of October 1, 1995. The Company is in compliance with all of the covenants under the CIT Credit Agreement.

    As of September 29, 1996, the Company maintained a cash and cash equivalents balance of $3,390 versus a balance of $1,416 at October 1, 1996.

    Net cash provided by operating activities was $6,034 for the 39 weeks ended September 29, 1996 versus net cash use of $19,835 for the 39 weeks ended October 1, 1995. Improved earnings combined with reduced inventory purchases and related payables decreases were the primary factors in the improvements in cash requirements for this year's period. The Company's inventory levels were 8.4% (or $12,428) lower than October 1, 1995 inventory levels. This reduction has been accomplished even as the Company has grown its store base from 186 at October 1, 1995 to 193 at September 29, 1996. Net cash provided by investing activities was $2,334 for the 39 weeks ended September 29, 1996 versus cash use of $6,141 for the 39 weeks ended October 1, 1995 reflecting $4,728 in net proceeds from the sale/leaseback of the Company's Fontana distribution center. The cumulative effect of net cash used in operating activities and net cash provided by investing activities resulted in a reduction in the Company's borrowings of $8,176 for the 39 weeks ended September 29, 1996, versus an increase of $19,724 for the 39 weeks ended October 1, 1995, and an increase in cash and cash equivalents of $192 versus a decrease of $6,252 for the comparable 39 week periods in 1996 and 1995, respectively.

    The Company believes that net cash provided by operating activities and borrowings under the CIT Facility will be sufficient to fund anticipated capital expenditures and working capital requirements for the foreseeable future.


IMPACT OF INFLATION

    Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the 39 weeks ended September 29, 1996.

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

4.1 *               Indenture among the Company, Big 5
                    Holdings and First Trust National
                    Association relating to the Notes dated
                    as of September 25, 1992.

4.2 *               Form of the Notes.

4.3 *               Purchase Agreement among the Company, Big
                    5 Holdings and the original purchasers of the Notes dated as of September 25, 1992.

Exhibit No.                         Description
-----------                         -----------
4.4 *               Registration Rights Agreement among the
                    Company, Big 5 Holdings and the original
                    purchasers of the Notes dated as of
                    September 25, 1992.

4.4 (a) *           Form of Amendment of Registration Rights
                    Agreement among the Company, Big 5
                    Holdings and Holders of the Securities
                    (re: ongoing registration rights).

4.4 (b) *           Form of Amendment of Registration Rights
                    Agreement among the Company,  Big 5
                    Holdings and Holders of the Securities
                    (re: extension of Effectiveness Date)

10.1(a) **          Financing Agreement dated March 8, 1996
                    between The CIT Group/Business Credit,
                    Inc. and the Company.

10.1(b) **          Grant of Security Interest in and
                    Collateral Assignment of Trademarks and
                    Licenses dated as of March 8, 1996 by the
                    Company in favor of The CIT
                    Group/Business Credit, Inc.

10.1(c) **          Guarantee dated March 8, 1996 by Big 5
                    Corporation in favor of  The CIT
                    Group/Business Credit, Inc.

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

10.5 (b) *          Stock Subscription Agreement between
                    Parent and GEI dated as of September 25,
                    1992.

10.6 (a) *          Employment Agreement between the Company
                    and Robert W. Miller dated as of January
                    1, 1993.

10.6 (b) *          Employment Agreement between the Company
                    and Steve G. Miller dated as of January
                    1, 1993.

10.6 (d) *          Sublease between the Company and Thrifty
                    dated as of September 25, 1992 (1).

Exhibit No.                           Description
-----------                           -----------
  10.7(a)**           Agreement of Purchase and Sale among the
                      Company and the State of Wisconsin dated
                      as of February 13, 1996.

  10.7(b)**           Lease among the Company (Lessee) and the
                      State of Wisconsin Investment Board
                      (Lessor) dated as of March 5,1996.

  21                  Subsidiaries of the Company:  None

  27                  Financial Data Schedule


 ____________________________________________


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






                                       UNITED MERCHANDISING CORP.,
                                       A CALIFORNIA CORPORATION




Date: November 12, 1996                By: /S/ STEVEN G. MILLER
                                          --------------------------------
                                       Steven G. Miller
                                       President and
                                       Chief Operating Officer





Date: November 12, 1996                By:  /S/ CHARLES P. KIRK
                                          ---------------------------------
                                       Charles P. Kirk
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)