Form 10-K
period 1996-12-29
UNITED MERCHANDISING CORP
filed 1997-03-28
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K




 [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934


      For the fiscal year ended December 29, 1996
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from ________________ to _________________________

COMMISSION FILE NUMBER: 33-61300 AND 33-61096

                           UNITED MERCHANDISING CORP.
             (Exact name of registrant as specified in its charter)
                                   California
                            (State of Incorporation)
                                   95-1854273
                     (I.R.S employer identification number)
                         2525 EAST EL SEGUNDO BOULEVARD
                          EL SEGUNDO, CALIFORNIA 90245
                                 (310) 536-0611
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                 INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL
                    EXECUTIVE OFFICES) SECURITIES REGISTERED
                     PURSUANT TO SECTION 12 (b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ( )

No voting stock of the registrant is held by non-affiliates of the registrant. The registrant's voting stock is wholly-owned by Big 5 Corporation, a Delaware Corporation. Neither the registrant's nor Big 5 Corporation's voting stock is publicly traded.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date: 1,300 shares of common stock, zero par value, at March 27, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I


ITEM 1:  BUSINESS


GENERAL

           United Merchandising Corp. (the "Company" or "Big 5") was founded in 1955 and currently operates a chain of retail stores under the trade name "Big 5 Sporting Goods." Big 5 is one of the leading sporting goods chains in the United States, operating 196 stores in eight western states including California, Washington, Arizona, New Mexico, Nevada, Oregon, Texas and Idaho. According to industry sources, Big 5's fiscal 1996 revenues were the fourth highest among full-line sporting goods retailers in the United States, totalling $404.3 million for an increase of 9.2% versus comparable 1995 revenues. Big 5's marketing strategy is directed at the general sporting goods consumer, with product offerings including a wide selection of sporting goods in a broad range of prices.

           During the five fiscal years ending December 29, 1996, Big 5 opened a total of 63 new stores located throughout California, Washington, Arizona, New Mexico, Oregon, Nevada, Texas, and Idaho. In 1993 and 1994, Big 5 successfully completed the implementation and installation of new merchandising, distribution and financial systems. These systems provide the Company with valuable data in tracking inventories. This information was used to help accomplish a successful inventory reduction program in 1995. Big 5's 440,000 square feet distribution warehouse is located in Fontana, California. Substantially all of Big 5's merchandise is distributed from the Fontana facility to individual stores. Management believes that its distribution facility is sufficient to service its current store base as well as the Company's planned store expansion program for the foreseeable future.

           Big 5 Holdings, Inc. and its parent, Big 5 Corporation ("Parent") were founded in 1992 for the purpose of acquiring the Company. The acquisition took place on September 25, 1992, when Big 5 Holdings, Inc. purchased all of the Company's outstanding capital stock from Thrifty Corporation. On August 10, 1993, Big 5 Holdings, Inc. was merged into the Company, which was the surviving entity following the merger.


EXPANSION AND STORE DEVELOPMENT

           Big 5's average annual new store growth was 15 new stores per year over the four year period from 1992 through 1995; however, the Company temporarily reduced the rate of its store expansion program in 1996, opening a total of four new stores. This reduction in store growth was in response to unfavorable sales trends experienced in 1995. Big 5 plans to increase the number of new store openings to return to its historical growth pattern by opening approximately 14 to 16 new stores in 1997 in reaction to the improved retail environment in the states in which the Company operates. The Company intends to locate new stores principally within, or adjacent to, its existing markets to take advantage of economies of scale relating to marketing, distribution and management. Big 5 offers a full-line of sporting goods products in stores of approximately 10,000 to 15,000 total square feet located primarily in multi-store strip-centers or as freestanding units. In addition to new store expansion, Big 5 intends to continue its strategies (through store remodeling, updated systems, value oriented product mix and promotional advertising) to increase sales in existing locations.

           Big 5's ability to expand will depend, in part, on business conditions and the availability of suitable sites, acceptable lease terms, and sufficient capital. Generally, the opening of a new store by Big 5 requires expenditures for additional inventory, furniture, fixtures and equipment (including point-of-sale equipment and computers), and miscellaneous overhead expenses. Big 5's leases generally require the lessor, rather than Big 5, to fund all or a significant portion of the capital expenditures related to new store construction and costs of improvements. Big 5 expects that the net cash generated from operations, together with borrowings under its revolving credit facility, will enable Big 5 to finance the expenditures related to its planned expansion, although there can be no assurance in this regard. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". Big 5's ability to expand or to remodel existing stores will also be subject to successful site acquisition and/or negotiation of new leases or amendments to existing leases, and may be limited by zoning, fire and other governmental regulations.

           The following table sets forth store growth for Big 5 during the last five fiscal years:

                                  1992     1993     1994      1995      1996
                                  ----     ----     ----      ----      ----
Total at period beginning         137      147       162        175       192
        Opened during period       10       15        15         19         4
        Closed during period        -        -        (2)        (2)        -
                                  ---      ---      ----       ----       ---
Total at period end               147      162       175        192       196
                                  ===      ===      ====       ====       ===


MERCHANDISE

           Big 5's marketing strategy is directed at consumers who seek quality sporting goods merchandise. Merchandise is offered in a broad range of prices. The assortment of products sold in Big 5 stores includes, among other things, athletic shoes and apparel, in-line skates and accessories, equipment for team sports, tennis, golf, skiing, fitness, camping, hunting and fishing, and other general athletic products. Big 5 offers a variety of recognized brand name products, private label merchandise, and products manufactured exclusively for Big 5 by various manufacturers. Big 5's assortment of products by sports category has remained relatively consistent during its history as a sporting goods chain, except that as a percentage of merchandise mix, the percentage of total sales related to athletic shoes and clothing has increased in the last decade, and the percentage of total sales related to in-line skates and accessories has increased in the last five years.


ADVERTISING AND PROMOTION

           Big 5's advertising is conducted principally through print media. Print advertising consists of inserts in numerous newspapers and direct mailings made throughout Big 5's geographic markets. These advertisement inserts typically highlight a broad range of merchandise to maintain consumer awareness of Big 5's full product line, and feature specially priced products to attract consumers. Big 5 has an in-house advertising staff that designs and produces its advertising, which enables Big 5 to maintain a timely and flexible advertising campaign.


INDUSTRY AND COMPETITION

           Sporting goods are marketed through various retail entities, including sporting goods stores, department stores, discount retailers, specialty stores and mail order. The industry is highly fragmented; according to the National Sporting Goods Association, total U.S. retail sales of sporting goods were approximately $37.6 billion in 1996. In general, Big 5's competitors tend to fall into four basic categories: traditional sporting goods stores, mass merchandisers, specialty sporting goods stores and sporting goods superstores. Certain of Big 5's competitors are larger and have greater capital resources than Big 5.

           TRADITIONAL SPORTING GOODS STORES. This category consists of traditional sporting goods chains including Big 5. These stores range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store strip-centers. The traditional chains typically carry a varied assortment of merchandise and are often viewed by their customers as convenient neighborhood stores. Sporting goods retailers operating stores within this category include Oshman's and Copelands.

           MASS MERCHANDISERS. This category includes discount retailers such as Wal-Mart and Kmart, and department stores such as JC Penney and Sears. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls, strip shopping centers or freestanding sites. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. Although generally price competitive, discount and department stores typically have limited customer service in their sporting goods departments.

           SPECIALTY SPORTING GOODS STORES. This category consists of two groups. The first group generally includes athletic footwear specialty stores, which are typically 2,000 to 20,000 square feet in size and are located in shopping malls. Examples include such national retail chains as Foot Locker, Lady Footlocker and Just for Feet. These retailers are highly focused, with most of their sales coming from athletic footwear and team licensed apparel. The second group consists of pro shops and stores specializing in a particular sport or recreation. This group includes backpacking and mountaineering specialty stores, and specialty skate shops and golf shops. Typically, prices at specialty stores tend to be higher than prices at the sporting goods superstores and traditional sporting goods stores.

           SPORTING GOODS SUPERSTORES. Stores in this category typically are larger than 30,000 square feet and tend to be destination free-standing locations. These stores emphasize high volume sales and a large number of SKU's. Examples include Oshman's Super Sports, The Sports Authority, Jumbo Sports (formerly Sports & Recreation), Sport Chalet and Sportmart.

           Big 5 competes successfully with each of the competitors discussed above by focusing on what the Company believes are the primary factors of competition in the sporting goods industry. These factors include experienced and knowledgeable personnel, personal attention given to customers, breadth, depth, price and quality of merchandise offered, purchasing and pricing policies, effective sales techniques, direct involvement of senior officers in monitoring store operations, superior management information systems, and store location and design. However, the competitive environment is often affected by factors beyond a particular retailer's control, such as shifts in consumer preferences, economic conditions, and population and traffic patterns.


DISTRIBUTION AND INFORMATION SYSTEMS

           The majority of Big 5's merchandise is warehoused in an approximately 440,000 square foot facility located in Fontana, California and transported by trucks to Big 5 stores. The distribution center was opened in February 1990. On March 5, 1996, the Company purchased the Fontana facility building and improvements from MLTC Funding, Inc. ("MLTC"), which previously owned and leased the property to the Company, then entered into a sale and leaseback agreement with regard to the Fontana facility with the State of Wisconsin Investment Board. Prior to this transaction, the Company owned the land associated with the facility and leased the buildings and improvements. See "Certain Transactions - Subleases".

           In 1993 and 1994, the Company implemented a new data processing system called the COACH (Customer Oriented Approach for Continued High-Performance) system, which is a low maintenance data processing environment capable of supporting the Company's future growth. The COACH system provides the Company with valuable inventory tracking information through the implementation of store-level perpetual inventories. Each store now has a unique inventory model that allows the Company to maximize inventory mix at the store level. The COACH system also includes a local area network that connects all corporate users to electronic mail, scheduling and the host AS/400 system. The host system and the

Company's stores are linked in a network that provides satellite communications for credit card, in-house tender authorization, and daily polling of sales at the store level. In the Company's distribution center, radio frequency terminals are used in the areas of receiving, stock putaway, stock movement, order filling, cycle counting, and inventory management. Store processes have been streamlined by implementing radio frequency, hand-held terminals to assist in store ordering, receiving, transfers, and perpetual inventories. In 1989, the Company converted all of its stores to a computerized, point-of-sale system. This system allows the Company to capture data at the point of sale and communicate with headquarters through its satellite communications network.


DESCRIPTION OF SERVICE MARKS AND TRADEMARKS

           The Company uses the "Big 5 Sporting Goods" name as a service mark in connection with its business operations and has registered this name as a federal service mark. The Company has also registered federally and/or locally as trademarks and service marks certain private labels under which it sells a variety of merchandise, including apparel, that is either manufactured by, or to the specifications of, the Company.

EMPLOYEES

           As of December 29, 1996, Big 5 had approximately 4,550 employees. Of these, the Teamsters Union currently represents 369 employees, or 8.1%, who are primarily employees in the Company's distribution center and non-management employees in certain stores. In 1994, the Company signed a contract with the Teamsters Union, which expires in August 1997. The Company has not had a strike or work stoppage in the last fifteen years. The Company believes that it provides working conditions and wages that compare favorably with those offered by other retailers in the industry and that its employee relations are good.


EMPLOYEE TRAINING

           Big 5 has developed an extensive training program for all store employees, including salespeople, cashiers and management trainees. An introductory program for all full-time, permanent, retail employees stresses excellence in customer service as well as effective selling skills. Big 5's InfoWindow, an interactive, multimedia training system, provides a cost-effective, consistent method of training employees, which is designed to improve performance, customer service and on-the-job safety. Store employees gain hands-on practice using a touch-screen monitor and simulated keyboard to learn how to provide high quality customer service and use Big 5's in-store systems. Every Big 5 store employee must complete the training program before commencing work on the sales floor. In addition, cashiers receive additional training relating to Big 5's point-of-sale system and cash handling, and management trainees receive additional training throughout their careers, including seminars that focus on advanced management and sales skills and store specific information relating to loss prevention, scheduling and merchandising strategy.


ITEM 2:  PROPERTIES

           As of December 29, 1996, Big 5 operated 196 stores in eight western states. All but one of Big 5's store sites are leased. Only twelve of Big 5's leases are due to expire by the year 2000, and most of Big 5's leases contain renewal options. Big 5's stores average approximately 10,000 to 15,000 square feet in size and are located primarily in multi-store strip-centers or as freestanding units. Specific store locations are selected based on market demographics, competitive factors and site economics. The Company currently leases its Fontana warehouse facility from the State of Wisconsin Investment Board. The lease for the facility has an initial term of ten years commencing on March 5, 1996. The Company also has the right to exercise three five year options beyond the initial ten year term.

           The chart below sets forth information with respect to Big 5's geographic markets:

                                                                 Store Statistics by Region
                                                                   As of December 29, 1996
                                                            -----------------------------------------
                                                            NUMBER OF             PERCENTAGE OF TOTAL
                                                              STORES               NUMBER OF STORES
                                                              ------               ----------------
                California:
                       Southern California                        79                       40%
                       Central California                         21                       11
                       Northern California                        43                       22
                                                             -------                 --------
                                   Total California              143                       73
                                                             -------                 --------
                Washington                                        25                       13
                Arizona                                           10                        5
                Oregon                                             6                        3
                New Mexico                                         5                        3
                Nevada                                             4                        2
                Texas                                              2                        1
                Idaho                                              1                      -.-
                                                             =======                 ========

                Total                                            196                      100%
                                                             =======                 ========


ITEM 3  :  LEGAL PROCEEDINGS

           The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of matters currently pending against the Company will not have a material adverse effect on the Company's financial position.


ITEM 4 :  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders during the quarter ended December 29, 1996.

                                     PART II



ITEM 5 : MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

           The Company is a wholly-owned subsidiary of Parent. Neither the Company's nor Parent's capital stock is publicly traded. No cash dividends have been declared on the common stock of the Company during the two fiscal years ended December 29, 1996. Restrictive covenants in the Company's revolving credit facility generally restrict the declaration or payment of dividends on the Company's common stock other than to enable Parent to pay operating and overhead expenses and certain other limited types of expenses. The Senior Notes (as defined below) restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.


ITEM 6 :  SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

           The selected historical and pro forma financial data set forth below have been derived from the annual financial statements of the Company, for the fiscal years ended December 29, 1996, December 31, 1995, January 1, 1995 and January 2, 1994, and the unaudited pro forma financial information for the fiscal year ended January 3, 1993, the 14 weeks ended January 3, 1993, and the 39 weeks ended September 25, 1992. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Financial Statements" and related notes thereto included elsewhere herein. As a consequence of the Acquisition effective September 25, 1992, the Company is deemed for financial reporting purposes to have become a new reporting entity ("Successor Company") on that date and periods subsequent to the September 25, 1992 date reflect the allocation of the costs of the Acquisition to assets and liabilities based on estimates of fair values in accordance with the purchase method of accounting. Accordingly, the results of operations of Successor Company subsequent to September 25, 1992 are not fully comparable to the results of operations of the Company as constituted prior to such date ("Predecessor Company"). In particular, operating results subsequent to September 25, 1992 reflect incremental depreciation and amortization relating to the purchase method adjustments referred to above and higher interest charges relating to new indebtedness related to the acquisition.

           The pro forma statement of operations gives effect to the acquisition and related financing AS IF CONSUMMATED AT THE BEGINNING OF THE 1992 FISCAL YEAR. As a result, such statement is not fully comparable to statements of earnings for prior fiscal periods. For additional information, see "Pro Forma Financial Data."

                           UNITED MERCHANDISING CORP.
                          (Dollar Amounts in Thousands)





                                                                                             Pro Forma
                                                              Year Ended                     Year Ended
                                       ----------------------------------------------------  January 3,
                                       December 29,  December 31, January 1,    January 2,      1993
                                            1996         1995        1995          1994      (53 weeks)
                                       ----------------------------------------------------------------
  STATEMENTS OF OPERATIONS DATA:

  Net sales                              $ 404,265    $ 370,126    $ 364,109    $ 321,933     $ 312,415
  Cost of goods sold, buying
     and occupancy                         277,116      256,583      244,777      224,094(1)    221,795(2)
                                         ---------    ---------    ---------    ---------     ---------
     Gross profit                          127,149      113,543      119,332       97,839        90,620
                                         ---------    ---------    ---------    ---------     ---------
  Operating expenses:
     Selling and administration            101,053       95,158       92,238       80,076        80,076
     Depreciation and amortization           9,578       11,991        9,180        6,999         6,317(4)
                                         ---------    ---------    ---------    ---------     ---------
  Total operating expenses                 110,631      107,149      101,418       87,075        86,393
                                         ---------    ---------    ---------    ---------     ---------

  Operating income                          16,518        6,394       17,914       10,764         4,227
  Interest expense (income), net            11,482       12,347       11,712       11,793        10,872(6)
                                         ---------    ---------    ---------    ---------     ---------

  Income (loss) before income taxes and
   extraordinary loss                        5,036       (5,953)       6,202       (1,029)       (6,645)
  Income taxes                                 970          368        1,903          -.-           -.-
                                         ---------    ---------    ---------    ---------     ---------

  Income (loss) before
    extraordinary loss                       4,066       (6,321)       4,299       (1,029)       (6,645)

  Extraordinary loss from
     extinguishment of debt, net
     of income taxes                        (1,285)         -.-       (2,855)         -.-           -.-
                                         ---------    ---------    ---------    ---------     ---------
  Net income (loss)                      $   2,781    ($  6,321)   $   1,444    ($  1,029)    ($  6,645)
                                         =========    =========    =========    =========     =========
  OPERATING AND OTHER DATA:

     EBITDA(8)                           $  26,096    $  18,386    $  27,094    $  24,094     $  24,836
     Ratio of EBITDA to interest
       expense, net(9)                        2.40         1.53         2.42         2.16          2.43
     Number of stores at end of period         196          192          175          162           147


                                                                                       Predecessor
                                                                                         Company
                                                              Successor Company       39 Weeks from
                                                                14 Weeks from         December 30,
                                                              September 26, 1992       1991 through
                                                              through January 3,      September 25,
                                                                     1993                  1992
                                                             ---------------------    --------------
  STATEMENTS OF OPERATIONS DATA:

  Net sales                                                        $ 89,616             $ 222,799
  Cost of goods sold, buying
     and occupancy                                                   64,147(3)            150,660
                                                                   --------             ---------
     Gross profit                                                    25,469                72,139
                                                                   --------             ---------
  Operating expenses:
     Selling and administration                                      20,629                59,447
     Depreciation and amortization                                    1,684(5)              1,762
                                                                   --------             ---------
  Total operating expenses                                           22,313                61,209
                                                                   --------             ---------

  Operating income                                                    3,156                10,930
  Interest expense (income), net                                      3,256(7)             (1,059)
                                                                   --------             ---------

  Income (loss) before income taxes and
   extraordinary loss                                                  (100)               11,989
  Income taxes                                                          -.-                 4,964
                                                                   --------             ---------

  Income (loss) before
    extraordinary loss                                                 (100)                7,025

  Extraordinary loss from
     extinguishment of debt, net
     of income taxes                                                    -.-                   -.-
                                                                   --------             ---------
  Net income (loss)                                                ($   100)            $   7,025
                                                                   ========             =========
  OPERATING AND OTHER DATA:

     EBITDA(8)                                                     $ 10,118             $  14,718
     Ratio of EBITDA to interest
       expense, net(9)                                                 3.27                   -.-
     Number of stores at end of period                                  147                   140

  See footnotes on next page.

                           UNITED MERCHANDISING CORP.
                          (Dollar Amounts in Thousands)

Footnotes to Statements of Operations, and Operating and Other Data:

1 Includes $6,332 increase related to purchase accounting inventory revaluation.

2 Includes $11,080 increase related to the purchase accounting inventory revaluation. Predecessor Company recorded inventory on a LIFO basis. In connection with the Acquisition, the Company adopted the FIFO method for recording inventory.

3 Includes $4,749 increase related to the purchase accounting inventory revaluation.

4 Includes $3,828 increase related to depreciation and amortization of purchase accounting asset revaluation.

5 Includes $957 increase related to depreciation and amortization of purchase accounting asset revaluation.

6 Includes (i) $11,291 increase in interest expense on debt arising from the Acquisition, and (ii) $640 increase related to amortization of financing fees.

7 Includes (i) $3,096 increase in interest expense on debt arising from the Acquisition, and (ii) $160 increase related to amortization on financing fees.

8 EBITDA represents net earnings (loss) before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see footnote 5 to the financial statements), amortization expense associated with the write-up of assets related to the Acquisition, expense incurred related to management stock grants related to the Acquisition, the LIFO provision incurred prior to the Acquisition and extraordinary loss from early extinguishment of debt.

9 Interest expense represents interest expense before taking into consideration amortization of debt issuance costs.

                           UNITED MERCHANDISING CORP.
                          (Dollar Amounts in Thousands)

                                                   December 29,  December 31,  January 1,   January 2,      January 3,
                                                       1996         1995          1995         1994           1993
                                                   ------------  ------------  ----------   ----------      ----------
BALANCE SHEET DATA:

Total assets                                        $197,869      $207,119      $227,707      $214,291      $202,330
                                                    --------      --------      --------      --------      --------

Working capital (excluding current
   maturities of long-term debt)                      70,428        74,994        69,064        67,278        71,799
                                                    --------      --------      --------      --------      --------

Long-term debt (including current maturities):

   Term loan                                             -.-           -.-           -.-        44,000        49,000

  Revolving credit facility                           50,000        67,144        60,000           -.-           -.-

   Senior subordinated notes
      due 2002 (Notes and New Notes combined)         36,450        36,450        36,450        55,000        55,000
                                                    --------      --------      --------      --------      --------

      Total long-term debt                            86,450       103,594        96,450        99,000       104,000
                                                    ========      ========      ========      ========      ========

Stockholder's equity                                  31,855        29,074        35,395        33,787        34,790
                                                    --------      --------      --------      --------      --------

                            PRO FORMA FINANCIAL DATA
                          (DOLLAR AMOUNTS IN THOUSANDS)

               (53 Weeks Ended January 3, 1993 as Adjusted to Give
                           Effect to the Acquisition)

The following unaudited pro forma statement of operations presents the pro forma results of operations of the Company for the 53 weeks ended January 3, 1993. The unaudited pro forma statement of operations combines the results of operations of Predecessor Company for the 39 weeks ended September 25, 1992 and the results of operations of the Company for the 14 weeks ended January 3, 1993 and gives effect to the Acquisition as though it occurred at the beginning of the 1992 fiscal year. The unaudited pro forma information does not purport to represent the results that actually would have occurred if such transactions had in fact occurred on such date or to project the results that may be achieved in the future.

                           UNITED MERCHANDISING CORP.
                          (Dollar Amounts in Thousands)


                                                 Predecessor Company       Successor Company                          Pro Forma
                                                   39 Weeks from             14 Weeks from                           Year Ended
                                                   December 30, 1991       September 26, 1992                      January 3, 1993
                                             through September 25, 1992  through January 3, 1993    Adjustments      (53 weeks)
                                             --------------------------  -----------------------    -----------    ---------------
STATEMENT OF OPERATIONS

Net sales                                           $222,799                     $89,616             $     -.-         $312,415
Cost of goods sold, buying and occupancy             150,660                      64,147                 6,988 (1,2)    221,795
                                                    --------                     -------              --------         --------
   Gross profit                                       72,139                      25,469                (6,988)          90,620
Operating expenses:
   Selling and administration                         59,447                      20,629                   -.-           80,076
   Depreciation and amortization                       1,762                       1,684                 2,871 (3)        6,317
                                                    --------                     -------              --------         --------

Total operating expenses                              61,209                      22,313                 2,871           86,393
                                                    --------                     -------              --------         --------

Operating income                                      10,930                       3,156                (9,859)           4,227
Interest expense (income), net                        (1,059)                      3,256                 8,675 (4)       10,872
                                                    --------                     -------              --------         --------

Income (loss) before income taxes                     11,989                        (100)              (18,534)          (6,645)
Income taxes                                           4,964                         -.-                (4,964)(5)          -.-
                                                    --------                     -------              --------         --------

Net income (loss)                                   $  7,025                       ($100)             ($13,570)         ($6,645)
                                                    ========                     =======              ========          =======



----------

1 Predecessor Company recorded inventory on a LIFO basis. In connection with the Acquisition, the Company adopted the FIFO method for recording inventory. As a result, the $657 LIFO benefit recorded in Predecessor Company is revised to reflect the FIFO method as of the beginning of the year.

2 Reflects $6,331 increase related to purchase accounting inventory revaluation.

3 Reflects $2,871 increase in depreciation and amortization expense due to purchase accounting revaluation of assets.

4 Reflects (i) $8,195 net increase in interest expense on debt arising from the Acquisition, and (ii) $480 increase in amortization of financing fees.

5 Reflects $4,964 decrease in income taxes since pro forma results reflect a pre-tax loss for the year.

ITEM  7 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

OVERVIEW AND BASIS OF PRESENTATION

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K. The years ended December 29, 1996, December 31, 1995 and January 1, 1995 are referred to herein as "Fiscal 1996", "Fiscal 1995" and "Fiscal 1994", respectively. The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


STATEMENTS OF OPERATIONS DATA:               FISCAL 1996                  FISCAL 1995                  FISCAL 1994
                                       -----------------------      -----------------------      -----------------------
Net sales                              $ 404,265        100.0%      $ 370,126        100.0%      $ 364,109        100.0%

Cost of goods sold, buying
      and occupancy                      277,116         68.5         256,583         69.4         244,777         67.2
                                       ---------        -----       ---------        -----       ---------        -----
   Gross profit                          127,149         31.5         113,543         30.6         119,332         32.8
                                       ---------        -----       ---------        -----       ---------        -----
Operating expenses:
   Selling and administrative            101,053         25.0          95,158         25.7          92,238         25.4
   Depreciation and amortization           9,578          2.4          11,991          3.2           9,180          2.5
                                       ---------        -----       ---------        -----       ---------        -----

Total operating expenses                 110,631         27.4         107,149         28.9         101,418         27.9
                                       ---------        -----       ---------        -----       ---------        -----

Operating income                          16,518          4.1           6,394          1.7          17,914          4.9

Interest expense,  net                    11,482          2.9          12,347          3.3          11,712          3.2
                                       ---------        -----       ---------        -----       ---------        -----

Income (loss) before
       income taxes and
       extraordinary  loss                 5,036          1.2          (5,953)        (1.6)          6,202          1.7
Income taxes                                 970          0.2             368          0.1           1,903          0.5
                                       ---------         ----       ---------        -----       ---------        -----
 Income (loss) before
   extraordinary loss                      4,066          1.0          (6,321)        (1.7)          4,299          1.2

Extraordinary loss from early
   extinguishment of debt, net of
   income taxes                           (1,285)        (0.3)            -.-          -.-          (2,855)        (0.8)
                                       ---------        -----       ---------        -----       ---------        -----
Net income (loss)                      $   2,781          0.7%     ($  6,321)        (1.7%)      $   1,444          0.4%
                                       =========        =====      =========         =====       =========        =====

OTHER DATA:

EBITDA(1)                              $  26,096          6.5%     $  18,386          5.0%     $  27,094          7.4%

(1) EBITDA represents net earnings (loss) before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see footnote 5 to the financial statements) and extraordinary loss from early extinguishment of debt.

RESULTS OF OPERATIONS

(The fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995 are referred to below as "Fiscal 1996", "Fiscal 1995" and "Fiscal 1994", respectively.)


Fiscal 1996 versus Fiscal 1995

(1)               Net sales

                    Net sales increased 9.2% (or $34.2 million) from $370.1 million in Fiscal 1995 to $404.3 million in Fiscal 1996, while the number of stores increased by 4 (or 2.0%) from 192 in Fiscal 1995 to 196 in Fiscal 1996. Same store sales increased 3.7% in Fiscal 1996, reflecting improved economic and weather conditions in the regions in which the Company operates, together with strong advertising and merchandising programs. Sales generated from new stores opened in 1995 and 1996 contributed the remainder of the 9.2% sales increase.

(2)            Gross Profit

               Gross profit increased 12.0% (or $13.6 million) from $113.5 million in Fiscal 1995 to $127.1 million in Fiscal 1996, reflecting increased sales and improved gross profit margin. Gross profit margin increased from 30.6% of sales in the 1995 period to 31.5% of sales in the 1996 period. The improvement in gross profit margin in Fiscal 1996 reflected the absence of one-time clearance sales which negatively impacted prior year gross profit margins. Results for Fiscal 1995 reflect lower gross profit margins as the Company implemented a successful campaign focused on inventory reduction with respect to certain product categories.

(3)            Operating Expenses

               Selling and administration expenses increased 6.2% (or $5.9 million) from $95.2 million in Fiscal 1995 to $101.1 million in Fiscal 1996. This increase resulted primarily from the annualization of expenses related to the Company's store growth in 1995 and 1996 as well as rent associated with the Company's sale/leaseback of its Fontana distribution center and Culver City store in 1996. When measured as a percentage of sales, selling and administration expenses decreased from 25.7% of sales in the 1995 period to 25.0% in the 1996 period reflecting management's continued focus on controlling expenses and its leveraging of fixed costs due to increased sales.

               Depreciation and amortization expense decreased 20.0% (or 2.4 million) from $12.0 million in Fiscal 1995 to $9.6 million in Fiscal 1996. This decrease results primarily from a $2.8 million charge related to the non-cash portion of rent expense which was recorded in Fiscal 1995. The decrease is partially offset by expenditures related to the Company's store growth in 1995 and 1996.

(4) Earnings Before Interest, Taxes, Depreciation, Amortization, Non-Recurring Expenses and Extraordinary Loss (EBITDA)

               Fiscal 1996 EBITDA totaled $26.1 million which represented an increase of 41.8% (or $7.7 million) versus 1995's EBITDA of $18.4 million. Increases in same-store sales, gross margin and increased operating efficiencies were the primary factors contributing to the improvement.

(5)            Interest Expense, Net

               Interest expense, net for 1996 decreased 6.5% (or $0.8 million) from $12.3 million in Fiscal 1995 to $11.5 million in Fiscal 1996. This decrease reflects lower average borrowing levels on the Company's revolving credit facility during Fiscal 1996 as a result of improved earnings, a continued focus on inventory reduction and a slowdown in store growth in Fiscal 1996. The Company's revolving credit balance was $50.0 million at December 29, 1996 versus a balance of $67.1 million at December 31, 1995.

(6)            Income Taxes

               The Company recorded an income tax provision against operations of $1.0 million in Fiscal 1996 versus $0.4 million in Fiscal 1995. However, the $1.0 million provision was offset by a $0.9 million tax benefit against the Extraordinary Loss from Early Extinguishment of Debt described below resulting in a net tax provision of less than $0.1 million for Fiscal 1996.

(7)            Extraordinary Loss from Early Extinguishment of Debt

               During Fiscal 1996, the Company refinanced its indebtedness under a prior credit facility with borrowing under a new facility with the CIT Group/Business Credit, Inc. (The "CIT Group") as agent (see - "Liquidity and Capital Resources"). In connection with the refinancing, the Company accelerated amortization of $1.0 million of certain fees, and paid $1.2 million in prepayment premiums and other fees. Accordingly, an after-tax charge of $1.3 million ($2.2 million before taxes) is recorded as an extraordinary loss for Fiscal 1996. No such event occurred during Fiscal 1995.

(8)            Net Income (Loss)

               Fiscal 1996 net income was $2.8 million versus a net loss of $6.3 million for Fiscal 1995. This variance reflects the positive sales and gross profit results achieved in Fiscal 1996, partially offset by the $1.3 million extraordinary loss ($2.2 million before taxes) related to the Company's revolving debt refinancing in Fiscal 1996. Also impacting this variance was the $2.8 million charge related to the non-cash portion of rent expense recorded in Fiscal 1995.


Fiscal 1995 versus Fiscal 1994

(1)            Net sales

               Net sales increased 1.6% (or $6.0 million) from $364.1 million in Fiscal 1994 to $370.1 million in Fiscal 1995, while the number of stores increased by 17 (or 9.7 %) from 175 in Fiscal 1994 to 192 in Fiscal 1995. Same store sales decreased 4.9% in Fiscal 1995 reflecting a general slow-down in retail spending by consumers, heavy rains experienced in early 1995, the short-term positive impact of the Northridge earthquake on 1994's sales, and the extremely dry and warm November and December 1995 weather's impact on ski and winter related product sales. Sales generated from new stores opened in 1994 and 1995 offset the decline in same store sales, resulting in the 1.6% increase in net sales for the year.

(2)            Gross Profit

               Gross profit decreased 4.9% (or $5.8 million) from $119.3 million in Fiscal 1994 to $113.5 million in Fiscal 1995. Gross profit margin decreased from 32.8% of sales in the 1994 period to 30.6% of sales in the 1995 period. Certain gross profit costs, including minimum rent and other occupancy and distribution costs, are relatively fixed in nature or fluctuate primarily based on the number of stores. Accordingly, the same store sales decrease in Fiscal 1995 negatively impacted the Company's gross margin. Gross margin was also impacted by a successful campaign focused on reducing inventory levels for certain product categories. This inventory reduction plan resulted in lower gross margin as the Company adjusted prices to achieve its targeted inventory levels.

(3)            Operating Expenses

               Selling and administration expenses increased 3.3% (or $3.0 million) from $92.2 million in Fiscal 1994 to $95.2 million in Fiscal 1995. This increase resulted from the significant store growth achieved by the Company during Fiscal 1995 and a significant increase in advertising costs. These increases were partially offset by the Company's focus on other variable expense categories in reaction to the general weakness in the economy. When measured as a percentage of sales, selling and administration expenses increased from 25.4% of sales in the 1994 period to 25.7% in the 1995 period, reflecting the relatively fixed nature of many of these costs combined with the same store sales decrease discussed above.

               Depreciation and amortization expense increased 30.4% (or $2.8 million) from $9.2 million in Fiscal 1994 to $12.0 million in Fiscal 1995. This increase reflects the Company's spending on store growth and computer software and hardware for the Company's new computerized financial and merchandising systems, along with an increase of $2.8 million related to the non-cash portion of rent expense. This non-cash rent expense is expected to decline significantly in 1996 and thereafter.

(4) Earnings Before Interest, Taxes, Depreciation, Amortization, Non-Recurring Expenses and Extraordinary Loss (EBITDA)

               1995 reflects EBITDA of $18.4 million which is 32.1% (or $8.7 million) lower than 1994's EBITDA of $27.1 million. Decreases in same-store sales and gross margin coupled with advertising expense increases were the primary factors contributing to the decrease. In addition to a difficult retail environment, sales were impacted by poor weather conditions throughout the year.

(5)            Interest Expense, Net

               Interest expense, net for 1995 increased 5.1% (or $0.6 million) from $11.7 million in Fiscal 1994 to $12.3 million in Fiscal 1995. This variance results from higher borrowing balances throughout 1995, partially offset by lower interest rates on the Company's revolving credit facility, and the impact of the repurchase of a portion of the senior subordinated notes late in 1994. The decrease in interest rates resulted from lower interest rates under the Company's GECC Facility (as defined below) as compared to the rates applicable to the indebtedness refinanced therewith on October 20, 1994, coupled with a full year impact on interest expense resulting from the repurchase of $18.6 million of higher interest Senior Notes, which took place in the fourth quarter of 1994.

(6)            Income Taxes

               Income taxes are $0.4 million in Fiscal 1995 versus $1.9 million in Fiscal 1994. The $0.4 million in Fiscal 1995 represents the change in the valuation allowance for deferred taxes.

(7)            Net Income (Loss)

               Fiscal 1995 net loss is $6.3 million compared to net income of $1.4 million for Fiscal 1994. Approximately $3.3 million of the Fiscal 1995 loss is related to the non-cash portion of rent expense compared to $0.5 million in 1994. This non-cash rent expense is expected to decline significantly in 1996 and thereafter. Decreases in same-store sales and gross margins and increases in advertising expense were the other primary factors for the earnings decline in Fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

               Effective March 8, 1996, the Company entered into a credit agreement with the CIT Group/Business Credit, Inc. (the "CIT Credit Agreement"), which provides the Company with a three-year, non-amortizing, $100 million revolving debt facility (the "CIT Facility"). Proceeds from the initial funding under the CIT Facility were used to repay in full all of the Company's obligations under its existing facility with General Electric Capital Corporation (the "GECC Facility"). The CIT Facility bears interest at a rate of LIBOR plus 2.5%, or the Chemical Bank prime lending rate plus .75%, is secured by trade accounts receivable, merchandise inventories and general intangible assets (as defined) of the Company, and has a borrowing limit, including advances, outstanding letters of credit and unreimbursed drawings under letters of credit at any time equal to the lesser of $100 million and the Borrowing Base. The Borrowing Base is equal to 65% of the aggregate value of Eligible Inventory (as defined) from time to time. As of December 29, 1996, the Company maintained eligible inventory of $126.4 million with an aggregate balance of $50.0 million outstanding under the CIT Facility. This balance compares to an aggregate balance of $67.1 million outstanding under the GECC Facility as of December 31, 1995. The Company is in compliance with all of the covenants under the CIT Credit Agreement.

               As of December 29, 1996, the Company maintained a cash and cash equivalents balance of $4.8 million versus a balance of $3.2 million at December 31, 1995.

               Net cash provided by operating activities was $19.8 million for Fiscal 1996 versus net cash use of $3.8 million for Fiscal 1995. Improved earnings combined with continued focus on inventory levels, and payables decreases related to reduced inventory purchases late in Fiscal 1995 were the primary factors in the improvements in cash provided by operating activities in Fiscal 1996. The Company's year-end inventory levels were 2% (or $2.6 million) lower than Fiscal 1995 levels. This reduction was accomplished even as the Company grew its store base from 192 at December 31, 1995 to 196 at 1996 at December 29, 1996, and follows the success of the Company's Fiscal 1995 inventory reduction program where inventories were reduced $13.5 million, or 9.0% between years despite a 9.7% (17 stores) increase in store count. Net cash provided by investing activities was $1.5 million for Fiscal 1996 versus a cash use of $7.4 million for Fiscal 1995 reflecting $5.0 million in net proceeds from the sale/leaseback of the Company's Fontana distribution center and Culver City, California store and a reduction in expenditures related to the temporary planned slowdown of the Company's store growth program in Fiscal 1996. The cumulative effect of net cash used in operating activities and net cash provided by investing activities resulted in a reduction in the Company's borrowings of $17.1 million for Fiscal 1996, versus an increase of $7.1 million for Fiscal 1995, and an increase in cash and cash equivalents of $1.6 million versus a decrease of $4.5 million for the comparable periods in Fiscal 1996 and Fiscal 1995, respectively.

               The Company believes that net cash provided by operating activities and borrowings under the CIT Facility will be sufficient to fund anticipated capital expenditures and working capital requirements for the foreseeable future.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

               Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," issued in March 1995, and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations during Fiscal 1996.

               On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

IMPACT OF INFLATION

           The Company does not believe that inflation has a material impact on the Company's earnings from operations. The Company believes that it is generally able to pass any inflationary increases in costs to its customers.


ITEM 8  : FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Information called for by this item is set forth in the Company's financial statements contained in this report. Specific financial statements can be found at the pages listed in the following index.

                          INDEX TO FINANCIAL STATEMENTS


Index TO Financial Statements...............................................   F-1
Report of KPMG Peat Marwick LLP,
Independent Auditors'.......................................................   F-2
Balance Sheets at December 29, 1996 and December 31, 1995...................   F-3
Years Ended  December 29, 1996, December 31, 1995 and January 1, 1995
           Statements of Operations.........................................   F-5
           Statements of Stockholder's Equity...............................   F-6
           Statements of Cash Flows.........................................   F-7
Notes to Financial Statements...............................................   F-8


ITEM 9  :  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

           None.

                                    PART III


ITEM 10 : DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

           The following table sets forth certain information regarding the executive officers and directors of the Company. The Company's directors are elected at each annual meeting of stockholders to serve for a period of one year or until their successors are duly elected and qualified. The Company's executive officers serve at the pleasure of the Company's Board of Directors.


NAME                           AGE                POSITIONS
----                           ---                ---------
Robert W. Miller               73      Chief Executive Officer and
                                       Chairman of the Board

Steven G. Miller               44      President, Chief Operating Officer and
                                       Director

Charles P. Kirk                41      Senior Vice President and Chief
                                       Financial Officer

Kathleen Reid-Seidner          41      Secretary, Vice President and
                                       General Counsel

Richard A. Johnson             51      Senior Vice President, Store
                                       Operations

Thomas J. Schlauch             52      Senior Vice President, Buying


Steven J. Pechter              38      Senior Vice President,
                                       Management Information Systems

Leonard I. Green               63      Director


Jonathan D. Sokoloff           39      Director


Jennifer Holden Dunbar         34      Director



               ROBERT W. MILLER became Chairman of the Board of the Company in September 1992. Mr. Miller had been the Company's Chief Executive Officer and President since 1973.

               STEVEN G. MILLER became President, Chief Operating Officer and a Director of the Company in September 1992. Mr. Miller, Robert Miller's son, had been the Company's Executive Vice President, Administration, since 1988.

               CHARLES P. KIRK became Senior Vice President and Chief Financial Officer of the Company in September 1992. Mr. Kirk had been Thrifty's Director of Planning and Vice President of Planning and Treasury since October 1990. Prior to joining Thrifty, Mr. Kirk had held various financial positions with Thrifty's former parent, Pacific Enterprises ("PE"), since 1981.

               KATHLEEN REID-SEIDNER became Secretary, Vice President and General Counsel of the Company in September 1992. Ms. Reid-Seidner had been Thrifty's Vice President and Corporate Counsel since 1990 and Thrifty's Corporate Counsel since 1987.

               RICHARD A. JOHNSON became Senior Vice President, Store Operations, for the Company in July 1992. Mr. Johnson had been the Company's Vice President, Store Operations, since 1986.

               THOMAS J. SCHLAUCH became Senior Vice President, Buying, for the Company in July 1992. Mr. Schlauch had been the Company's Head of Buying since 1990 and Vice President, Buying, since 1982.

               STEVEN J. PECHTER became Senior Vice President, Management Information Systems, for the Company in July 1992. Mr. Pechter had been the Company's Vice President, Management Information Systems, since 1990 and a member of the Operations Department since 1983.

               LEONARD I. GREEN became a Director of the Company in September 1992. Since 1989, Mr. Green has been, individually or through a corporation, a partner of LGA, a merchant banking firm that is the general partner of GEI. Before forming LGA in 1989, Mr. Green had been a partner of the merchant banking firm of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Carr-Gottstein Foods Co., Rite Aid Corporation and several private companies.

               JONATHAN D. SOKOLOFF became a director of the Company in September 1992. Mr. Sokoloff joined LGA as a partner in 1990. Mr. Sokoloff was previously a Managing Director at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is also a director of TwinLab Corporation, Carr-Gottstein Foods Co. and several private companies.

               JENNIFER HOLDEN DUNBAR has been a director of the Company since September 1992. She joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. Ms. Holden Dunbar was previously an associate with the merchant banking firm of Gibbons, Green, van Amerongen and a financial analyst in mergers and acquisitions with Morgan Stanley & Co. Ms. Holden Dunbar is also a director of TwinLab Corporation and several private companies.

ITEM 11 :    EXECUTIVE COMPENSATION

           (1)       Summary Compensation Table

           The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and four additional most highly compensated executive officers whose annual salaries and bonus exceeded $100,000 in total during the fiscal year ended December 29, 1996.



                                                                                LONG-TERM COMPENSATION AWARDS
                                                                            --------------------------------------
                                                                                    AWARDS                PAYOUTS
                                             ANNUAL COMPENSATION            --------------------------   ---------
                                       -----------------------------------                Securities
         Name and                                                           Restricted    Underlying
        Principal                                             Other Annual     Stock        Stock            LTIP        All Other
         Position            Year      Salary        Bonus    Compensation    Awards   Options/SARs(#)     Payouts     Compensation
                                        ($)           ($)         ($)           ($)          (1)             ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------

Robert W. Miller,            1996     $290,000     $275,000       -0-           -0-         6,400            -0-            -0-
Chief Executive Officer      1995     $290,000        -0-         -0-           -0-          -0-             -0-            -0-
                             1994     $276,000     $240,000       -0-           -0-        10,000            -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------------

Steven G. Miller,            1996     $210,000     $175,000       -0-           -0-         6,400            -0-            -0-
President and                1995     $210,000        -0-         -0-           -0-          -0-             -0-            -0-
Chief Operating Officer      1994     $200,000     $100,000       -0-           -0-        10,000            -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------------

Thomas J. Schlauch,          1996     $150,000      $60,000       -0-           -0-         3,600            -0-            -0-
Senior Vice President ,      1995     $150,000      $25,000       -0-           -0-          -0-             -0-            -0-
Buying                       1994     $142,000      $50,000       -0-           -0-         6,000            -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------------

Richard A. Johnson,          1996     $117,000      $45,000       -0-           -0-         3,600            -0-            -0-
Senior Vice President,       1995     $117,000      $20,000       -0-           -0-          -0-             -0-            -0-
Store Operations             1994     $112,000      $36,000       -0-           -0-         6,000            -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------------

Charles P. Kirk              1996     $130,000      $35,000       -0-           -0-         3,600            -0-            -0-
Senior Vice President        1995     $130,000      $12,000       -0-           -0-          -0-             -0-            -0-
& Chief Financial Officer    1994     $124,000      $24,000       -0-           -0-         6,000            -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------------


(1) Represents stock options issued under the Big 5 Corporation 1992 Management Equity Plan. See note (1) to the "Options/SAR Grants in Fiscal Year Ended December 29, 1996" table for a description of the plan.

(2)   Option/SAR Grants in Fiscal Year Ended December 29, 1996



                                                                                        Potential Realizable Value
                     Number of        % of Total                                          at Assumed Annual Rates
                     Securities      Options/SARs                                       of Stock Appreciation for
                     Underlying        Granted to      Exercise                                  Option Term
                    Options/SARs      Employees in       or         Expiration       -----------------------------------
      Name           Granted (1)      Fiscal Year   Base Price (2)      Date          5% (3)                     10% (3)
------------------------------------------------------------------------------------------------------------------------
Robert Miller           6,400            11.7%          $12.00         9/25/02        $24,894                   $56,164
------------------------------------------------------------------------------------------------------------------------

Steven G. Miller        6,400            11.7%          $12.00         9/25/02        $24,894                   $56,164
------------------------------------------------------------------------------------------------------------------------

Thomas J. Schlauch      3,600            6.6%           $12.00         9/25/02        $14,003                   $31,592
------------------------------------------------------------------------------------------------------------------------

Richard A. Johnson      3,600            6.6%           $12.00         9/25/02        $14,003                   $31,592
------------------------------------------------------------------------------------------------------------------------

Charles P. Kirk         3,600            6.6%           $12.00         9/25/02        $14,003                   $31,592
------------------------------------------------------------------------------------------------------------------------


(1) The non-qualified stock options to purchase Common Stock were issued under the Big 5 Corporation 1992 Management Equity Plan (the "Plan"). Options granted under the plan have an exercise price equal to the fair market value of the Common Stock at the date of the grant as determined by the Company's Board of Directors. The options vest and become exercisable in cumulative 20% installments commencing one year from the date of grant, with full vesting on the fifth anniversary. Shares of Common Stock acquired pursuant to the exercise of options are generally subject to the terms and conditions of Common Stock acquired pursuant to Management Subscription and Stockholders Agreements. See "Security Ownership of Certain Beneficial Owners and Management - Terms of the Common Stock and Preferred Stock." The Plan terminates on September 25, 2002, unless extended. The Plan is administered by the Board of Directors of Parent or a committee consisting of three or more directors of Parent to whom administration of the Plan has been duly delegated by the Board of Directors (the Board of Directors and the Committee are hereinafter referred to as the "Committee"). The Committee designates the class of employees eligible to participate in the Plan and, during each fiscal year of the Plan, designates the class of employees who will be granted options and the number of shares subject to such options. Members of the Committee are not eligible to receive options. A total of 276,000 shares of Common Stock are reserved for purchase pursuant to options authorized under the Plan, of which 271,200 were subject to issued and outstanding options as of December 31, 1996.

(2) Exercise price is equal to the fair market value of a share of Common Stock at the date of grant as determined by the Company's Board of Directors.

(3) The potential realizable value of each grant of options (exclusive of the exercise price) is calculated based on assumed annualized appreciation rates during the terms of the options of 5% and 10% on the value of the Common Stock at the date the options were granted.

(3) Aggregated Option/SAR Exercises in Fiscal 1996 and 1996 Fiscal Year-End Option Value


                                                         Number of Securities Underlying
                            Shares                         Unexercised Options Held at     Value of Unexercised in the Money
                           Acquired                              Fiscal Year End               Options at Fiscal Year End
           Name         on Exercise (#)  Value Realized     Exercisable/Unexercisable        Exercisable/Unexercisable (1)
----------------------------------------------------------------------------------------------------------------------------
Robert W. Miller              -0-             -0-                 14,500/31,400                     $83,700/$130,500
----------------------------------------------------------------------------------------------------------------------------
Steven G.  Miller             -0-             -0-                 14,500/31,400                     $83,700/$130,500
----------------------------------------------------------------------------------------------------------------------------
Thomas J. Schlauch            -0-             -0-                 9,400/19,600                      $55,175/$85,438
----------------------------------------------------------------------------------------------------------------------------
Richard A. Johnson            -0-             -0-                 9,400/19,600                      $55,175/$85,438
----------------------------------------------------------------------------------------------------------------------------
Charles P. Kirk               -0-             -0-                 5,500/14,100                      $27,875/$46,938
----------------------------------------------------------------------------------------------------------------------------


(1) Represents the difference between the fair market value of the Common Stock at the end of Fiscal 1996 as determined by the Company's Board of Directors and the exercise price of the options.


(4)   Employment Contracts and Change in Control Arrangements

           The Company and each of Steven G. Miller and Robert W. Miller (collectively, the "Executives") have entered into employment agreements, dated as of January 1, 1993, whereby Steven Miller is to continue to serve as President and Chief Operating Officer and Robert Miller as Chairman of the Board of Directors (the "Board") and Chief Executive Officer of the Company until December 31, 1994 and for additional successive one-year periods thereafter, unless any party gives timely notice to the other that the employment term shall not be so extended. Steven Miller's initial annual base salary was $200,000, and Robert Miller's initial annual base salary was $276,000. The agreements require the Company to provide the Executives with those benefits generally available to the Company's senior executive officers, including health insurance, sick leave, and profit sharing plan participation, and require the Board to make an annual determination as to whether each is entitled to receive a bonus for such year and an increase in base salary for the next year. Robert Miller's agreement also provides for supplemental annual retirement benefits and health insurance benefits for himself and his surviving spouse upon his retirement.

           Employment under both agreements is terminable by the Company at any time, with or without cause, and, under Robert Miller's agreement, by him, for good reason (as defined in his employment agreement). If Steven Miller or Robert Miller is terminated without cause or, in the case of Robert Miller, by him for good reason, each is entitled to receive as severance pay his base salary through the remainder of the employment term as then in effect. The agreement of either Executive may be terminated if the Executive becomes unable to render full services during certain prescribed periods of time. The agreements contain covenants precluding the Executives from engaging in certain competition with the Company and from soliciting certain employees of the Company and its affiliates for a specified period following the termination of employment, the basis of which depends upon the reason for the termination.


COMPENSATION OF DIRECTORS

           Directors of the Company, as such, do not receive any compensation. However, during the fiscal year ended December 29, 1996, LGA, with respect to which Messrs. Green and Sokoloff and Ms. Holden Dunbar or entities controlled by them are general partners, received as compensation for certain financial advisory services an annual fee of $567,880 plus out-of-pocket expenses. The Company believes that the terms of its oral agreement with LGA are comparable to what could be obtained from an unrelated, but equally qualified, third party.

ITEM 12 : SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The Company's outstanding capital stock is wholly owned by Parent. Parent's outstanding equity securities consist of Parent's Common Stock, par value $.01 (the "Common Stock"), and Parent's Series A 9% Cumulative Redeemable Preferred Stock, par value $.01 (the "Preferred Stock"). The following table sets forth the ownership of each class of the Parent's equity securities by any person known to the Company to be the beneficial owner of more than five percent of either class of the Company's securities, the Company's directors, executive officers named in the Summary Compensation Table above, and all executive officers and directors of the Company as a group.


                                            Common Stock                                Preferred Stock
      Name and Address (1)    ----------------------------------------      --------------------------------------
      of Beneficial Owner     Number of Shares        Percent of Class      Number of Shares      Percent of Class
      -------------------     ----------------        ----------------      ----------------      ----------------
Green Equity Investors, L.P.      3,100,160                77.5%                 129,932               86.6%
Robert W. Miller                   100,000                  2.5%                   -0-                  -0-
Steven G. Miller                   50,000                   1.3%                   -0-                  -0-
Thomas J. Schlauch                 20,000                   (2)                    -0-                  -0-
Richard A. Johnson                 20,000                   (2)                    -0-                  -0-
Charles P. Kirk                    14,000                   (2)                    -0-                  -0-
Leonard I. Green                     (3)                    (3)                    (3)                  (3)
Jonathan D. Sokoloff                 (3)                    (3)                    (3)                  (3)
Jennifer Holden Dunbar               (3)                    (3)                    (3)                  (3)
All Executive Officers and
Directors as a Group
(5 persons)  (4)                  3,357,160                84.0%                 129,932               86.6%


(1) The address for each stockholder is 2525 East El Segundo Boulevard, El Segundo, California 90245, except Green Equity Investors, L.P., for which the address is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2)   Less than one percent.

(3) Messrs. Green and Sokoloff and Ms. Holden Dunbar (or entities controlled by them) are general partners of LGA and may be deemed to be beneficial owners of the shares of Common Stock and Preferred Stock owned by GEI indicated in the totals above by reason of their interests in LGA, which is the sole general partner of GEI.

(4)   Includes the shares identified in note (3) above.


TERMS OF THE COMMON STOCK AND PREFERRED STOCK

           Common Stock held by executives of the Company was issued pursuant to Management Subscription and Stockholders Agreements (collectively, the "Agreements") dated as of September 25, 1992 among Parent, GEI, and the respective members of the Company's management (collectively, the "Investors"). The Agreements prohibit the transfer of such Common Stock until the fifth anniversary of the issuance thereof or the occurrence of any earlier specified event that terminates such prohibition, with an exception for transfers to "related transferees" (as defined therein). Thereafter, such shares of Common Stock are transferable subject to a right of first refusal in favor of Parent. The Agreements also contain certain "put" and "call" options exercisable, generally, upon termination of an Investor's employment with the Company, certain registration rights, and "tag-along" and "drag-along" sale rights in the event GEI proposes to sell a majority of its shares of Common Stock. Common Stock and Preferred Stock held by GEI was issued pursuant to that certain Stock Subscription Agreement dated as of September 25, 1992 by and between Parent and GEI, which grants GEI certain registration and other rights.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH THRIFTY PAYLESS AND RITE AID CORPORATION

           Prior to September 1992, the Company was a wholly owned subsidiary of Thrifty Corporation ("Thrifty"), which was in turn a wholly owned subsidiary of Pacific Enterprises ("PE"). On September 25, 1992, the Company was acquired (the "Acquisition") by Parent and Big 5 Holdings, Inc., both of which had been formed by GEI for purposes of the Acquisition, pursuant to a Purchase and Sale Agreement dated as of May 22, 1992 among Big 5 Holdings, Inc., PE and Thrifty (as amended, the "Purchase Agreement"). Concurrently, in a related transaction, Thrifty was acquired by Thrifty PayLess, Inc. ("Thrifty PayLess") and Thrifty PayLess Holdings, Inc. ("TPH") pursuant to a Purchase and Sale Agreement dated as of May 22, 1992 between PE and TPH (as amended, the "Thrifty Purchase Agreement"). In December 1996, TPH was acquired by Rite Aid Corporation by way of a merger. References herein to "Rite Aid" include Rite Aid Corporation and its subsidiaries, including Thrifty PayLess and Thrifty.

           As a result of the Company's prior relationship with the Thrifty Payless entities and various provisions of the Purchase Agreement and the Thrifty Purchase Agreement, the Company continues to maintain certain relationships with Rite Aid, Thrifty PayLess and PE. These relationships are described below.

           (1)  Purchase Agreement

           Pursuant to the Purchase Agreement, PE continues to have certain indemnification obligations to the Company with respect to breaches of representations and warranties contained in the Purchase Agreement with respect to environmental matters. The Purchase Agreement specifies a $2.5 million minimum dollar limit and a $25 million maximum dollar limit, though the maximum dollar limit may increase under certain circumstances up to an absolute limitation of $40 million. The period during which environmental indemnification claims may be asserted ends on September 25, 2012. The Purchase Agreement also provides that, with certain exceptions, such indemnification rights constitute the sole remedies of the parties thereto. Pursuant to an Amended and Restated Indemnification Implementation Agreement dated as of April 20, 1994, the Company may only pursue its indemnification claims against PE through Rite Aid as its agent.

           (2)  The Tax Indemnity Agreement

           In connection with the closings of the Acquisition and the Thrifty Acquisition, PE, TPH, Thrifty and the Company entered into a Tax Indemnity Agreement dated as of September 25, 1992 (the "Tax Indemnity Agreement"). This agreement sets forth the parties' agreements with respect to various tax matters and obligations under ERISA, including the allocation of various tax obligations relating to the inclusion of the Company and each member of the affiliated group of which the Company is the common parent in certain consolidated and/or unitary tax returns of PE.

           (3)  Subleases.

           The Company previously subleased the building and improvements of its Fontana, California distribution center from Thrifty Realty Company, a California corporation and a wholly-owned subsidiary of Thrifty. See "Business - Distribution and Systems". However, on March 5, 1996, as permitted by the terms of the sublease, the Company purchased the facility from MLTC for a purchase price of $8.9 million, thereby terminating the sublease. Concurrently with the purchase, the Company entered into a sale/leaseback transaction with respect to the distribution center with the State of Wisconsin Investment Board.

           The Company subleases certain business equipment and other personal property from Thrifty, including the Company's "Point of Sale" system (the "Equipment"), pursuant to a Sublease (the "Sublease") dated as of September 25, 1992 between the Company and Thrifty, as subsequently amended. Thrifty currently holds a leasehold interest in the Equipment pursuant to an Amended and Restated Master Lease Agreement dated as of April 20, 1994 between MLTC, as lessor, and Thrifty, as lessee ( the "Master Lease"). The Master Lease contains a non-disturbance and attornment agreement pursuant to which the Company's use and enjoyment of the Equipment will not be disturbed as a result of any default under the Master Lease provided that the Company is not in default under the Sublease.

           The Master Lease provides Thrifty with an option to purchase the Equipment, and the Sublease provides the Company with the same option. The Company's option to purchase is exercisable notwithstanding any default under the Master Lease provided the Company is not otherwise in default under the Sublease; however, in the event a default exists under the Master Lease, the Company's exercise of its purchase option requires the payment by the Company of all amounts due and payable under the Master Lease at the time of the consummation of the purchase pursuant to the exercise of such option. Such amounts may include rent, fees and other expenses that are not allocable to the Equipment (the "Excess Fees") if the same are due and payable but have not otherwise been paid by Thrifty: To the extent the Company is required to pay such Excess Fees, Thrifty is obligated under the Sublease to reimburse the Company for the full amount of such Excess Fees.

           The Company believes that all other material terms of the Sublease, including rent payments, are comparable to what could be obtained from an unrelated third party.


OWNERSHIP OF NOTES BY AFFILIATES

           A portion of the Notes are owned by affiliates of the Company: Robert Miller ($150,000); Steven Miller ($25,000); Jonathan Sokoloff ($100,000); and Leonard Green ($100,000). Mr. Robert Miller is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Steven Miller is President and Chief Operating Officer of the Company and a member of the Company's Board of Directors. Mr. Sokoloff and Mr. Green are members of the Board of Directors of the Company. Additionally, Messrs. Green and Sokoloff may be deemed to be beneficial owners of the 3,100,160 shares or approximately 77.5% of the outstanding Common Stock and the 129,932 shares or 86.6% of the outstanding Preferred Stock owned by GEI, by reason of their interest in LGA. By virtue of its ownership of Parent's Common Stock, GEI has the ability to elect all of the directors of Parent and the Company and thereby control each of their respective management and policies. The foregoing Note purchases were made on the same terms as all other purchases of the Notes.


CONSULTING FEES

           As consideration for the provision of ongoing financial advisory services, the Company has agreed pursuant to an oral arrangement to pay an annual fee of $567,880, plus out-of-pocket expenses, to LGA, the general partner of GEI. The Company also paid LGA an additional $500,000 in fees for work performed in securing the GECC Facility and the CIT Facility in Fiscal 1994 and Fiscal 1996, respectively. The Company believes that the terms of its agreement with LGA are comparable to what could be obtained from an unrelated, but equally qualified, third party.

                                     PART IV


ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (A)  Documents filed as part of this report:

                (1)         Financial Statements.
                            See Financial Statements
                            Index included in Item 8 of Part II of this Form
                            10-K.

                (2)         Financial Statement Schedules.
                            None.

                (3)         Exhibits and Reports on Form 8-K.


           (a) Exhibits

                2.1* Purchase and Sale Agreement among Big 5 Holdings, Thrifty and PE dated as of May 22, 1992.

                3.1(a)* Certificate of Incorporation of the Company filed with the California Secretary of State on September 7, 1955.

                3.1(b)* Amendment to Articles of Incorporation of the Company filed with the California Secretary of State on September 21, 1992.

                3.2*        Bylaws of the Company.

                4.1* Indenture among the Company, Big 5 Holdings and First Trust National Association relating to the Senior Notes dated as of September 25, 1992.

                4.2*        Form of the Senior Notes.

                4.3* Purchase Agreement among the Company, Big 5 Holdings and the original purchasers of the Senior Notes dated as of September 25, 1992.

                4.4* Registration Rights Agreement among the Company, Big 5 Holdings and the original purchasers of the Senior Notes dated as of September 25, 1992.

                4.5* Form of Amendment of Registration Rights Agreement among the Company, Big 5 Holdings and Holders of the Senior Notes (re: ongoing registration rights).

                4.6* Form of Amendment of Registration Rights Agreement among the Company, Big 5 Holdings and Holders of the Senior Notes (re: extension of Effectiveness
                            Date).

                10.1(a)***  Financing Agreement dated March 8, 1996 between The
                            CIT Group/Business Credit, Inc. and the Company.

                10.1(b)***  Grant of Security Interest in and Collateral
                            Assignment of Trademarks and Licenses dated as of March 8, 1996 by the Company in favor of The CIT Group/Business Credit, Inc.

                10.1(c)***  Guarantee dated March 8, 1996 by Big 5 Corporation in favor of  The CIT Group/Business Credit, Inc.

                10.2* Tax Indemnity Agreement by and among PE, TPH, Thrifty and Big 5 Holdings dated as of September 25, 1992.

                10.3(a)**   Amended and Restated Indemnification Implementation
                            Agreement between UMC and TPH dated as of April 20, 1994.

                10.3(b)**   Agreement and Release among PE, TPH, TPI, Thrifty
                            and UMC dated as of March 11, 1994.

                10.4(a)*    Big 5 Corporation 1992 Equity Plan.

                10.4(b)* Stock Subscription Agreement between Parent and GEI dated as of September 25, 1992.

                10.5(a)*    Employment Agreement between the Company and Robert
                            W. Miller dated as of January 1, 1993.

                10.5(b)*    Employment Agreement between the Company and Steve
                            G. Miller dated as of January 1, 1993.

                10.5(d)* Sublease between the Company and Thrifty dated as of September 25, 1992 (1).

                10.6(a)***  Agreement on Purchase and Sale among the Company and the State of Wisconsin dated as of February 13, 1996.

                10.6(b)***  Lease among the Company (Lessee) and the State of
                            Wisconsin Investment Board (Lessor) dated as of March 5, 1996.

                21          Subsidiaries of the Company:  None

                27          Financial Data Schedule.

                ----------
                 * Incorporated by reference to the Company's Registration Statement on Form S-4 (file no. 33-61096) effective as of June 29, 1993.

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

                                   SIGNATURES


Pursuant to the requirements of Section 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED MERCHANDISING CORP.
                                       a California Corporation.


Date :   March 28, 1997                By:    /S/Robert W. Miller
        -----------------------            -----------------------
                                           Robert W. Miller
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Signatures                                           Title                                    Date
        ----------                                           -----                                    ----
     /S/Robert W. Miller                    Chairman of the Board of Directors
-----------------------------------          and Chief Executive Officer of the
       Robert W. Miller                      Company (Principal Executive Officer)               March 28, 1997


     /S/Steven G. Miller                    President,
-----------------------------------          and Chief Operating Officer
       Steven G. Miller                      and Director of the Company                         March 28, 1997



     /S/Charles P. Kirk                     Senior Vice President and
-----------------------------------          Chief Financial Officer (Principal
      Charles P. Kirk                        Financial and Accounting Officer)                   March 28, 1997


     /S/Leonard I. Green                    Director of the Company                              March 28, 1997
-----------------------------------
       Leonard I. Green


     /S/Jonathan D. Sokoloff                Director of the Company                              March 28, 1997
------------------------------------
       Jonathan D. Sokoloff


     /S/Jennifer Holden Dunbar              Director of the Company                              March 28, 1997
-------------------------------------
      Jennifer Holden Dunbar

                           UNITED MERCHANDISING CORP.



                          INDEX TO FINANCIAL STATEMENTS



Index to Financial Statements...............................................   F-1

Report of KPMG Peat Marwick LLP, Independent Auditors'......................   F-2

Balance Sheet at December 29, 1996 and December 31, 1995....................   F-3

Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

            Statements of Operations........................................   F-5

            Statements of Stockholder's Equity..............................   F-6

            Statements of Cash Flows........................................   F-7

Notes to Financial Statements...............................................   F-8

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholder
United Merchandising Corp.:


We have audited the accompanying balance sheets of United Merchandising Corp. as of December 29, 1996 and December 31, 1995 and the related statements of operations, stockholder's equity and cash flows for each of the years ended December 29, 1996, December 31, 1995 and January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Merchandising Corp. as of December 29, 1996 and December 31, 1995 and the results of its operations and its cash flows for each of the years ended December 29, 1996, December 31, 1995 and January 1, 1995 in conformity with generally accepted accounting principles.








Los Angeles, California
February 26, 1997

                           UNITED MERCHANDISING CORP.

                                 Balance Sheets

                          (Dollar amounts in thousands)



                                                                 DECEMBER 29, 1996     DECEMBER 31, 1995
                                                                 -----------------     -----------------
                                           ASSETS

Current assets:
    Cash and cash equivalents                                       $   4,797                3,198
    Trade and other receivables, net of allowance for doubtful
       accounts of $464 and $267, respectively                          4,054                3,377
    Merchandise inventories                                           134,886              137,512
    Prepaid expenses                                                    1,031                1,106
                                                                    ---------             --------

             Total current assets                                     144,768              145,193
                                                                    ---------             --------

Property and equipment:
    Land                                                                  186                3,341
    Buildings and improvements                                         13,776               13,261
    Furniture and equipment                                            30,647               27,937
    Less accumulated depreciation and amortization                    (17,079)             (12,023)
                                                                    ---------             --------

             Net property and equipment                                27,530               32,516
                                                                    ---------             --------

Deferred income taxes, net                                              1,700                 --
Leasehold interest, net of accumulated amortization
  of $12,117 and $10,202, respectively
                                                                       16,375               21,130
Other assets, at cost, less accumulated amortization of
  $713 and $652, respectively
                                                                        1,829                2,365
Goodwill, less accumulated amortization of $878 and $630,
  respectively
                                                                        5,667                5,915
                                                                    ---------             --------

                                                                    $ 197,869              207,119
                                                                    =========             ========

See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                          (Dollar amounts in thousands)



                                                                 DECEMBER 29, 1996    DECEMBER 31, 1995
                                                                 -----------------    -----------------

                            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                                                $  44,239              42,812
    Accrued expenses                                                   28,368              27,387
    Income taxes payable                                                1,733                --
                                                                    ---------            --------

             Total current liabilities                                 74,340              70,199

Deferred rent                                                           5,224               4,252
Long-term debt                                                         86,450             103,594
                                                                    ---------            --------

             Total liabilities                                        166,014             178,045
                                                                    ---------            --------

Commitments and contingencies

Stockholder's equity:
    Common stock, no par value.  Authorized 2,500 shares;
       issued and outstanding 1,300 shares                             35,080              35,080
    Accumulated deficit                                                (3,225)             (6,006)
                                                                    ---------            --------

             Net stockholder's equity                                  31,855              29,074
                                                                    ---------            --------

                                                                    $ 197,869             207,119
                                                                    =========            ========


See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                            Statements of Operations

                          (Dollar amounts in thousands)



                                                           YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                           DECEMBER 29,       DECEMBER 31,        JANUARY 1,
                                                              1996               1995                1995
                                                           ------------       ------------        ----------
Net sales                                                  $ 404,265            370,126            364,109

Cost of goods sold, buying and occupancy                     277,116            256,583            244,777
                                                           ---------           --------           --------

             Gross profit                                    127,149            113,543            119,332
                                                           ---------           --------           --------

Operating expenses:
    Selling and administrative                               101,053             95,158             92,238
    Depreciation and amortization                              9,578             11,991              9,180
                                                           ---------           --------           --------

             Total operating expenses                        110,631            107,149            101,418
                                                           ---------           --------           --------

             Operating income                                 16,518              6,394             17,914

Interest expense                                              11,482             12,347             11,712
                                                           ---------           --------           --------

             Income (loss) before income taxes
                and extraordinary loss                         5,036             (5,953)             6,202

Income taxes                                                     970                368              1,903
                                                           ---------           --------           --------

             Income (loss) before extraordinary loss
                                                               4,066             (6,321)             4,299

Extraordinary loss from early extinguishment of
    debt, net of income tax benefit                           (1,285)              --               (2,855)
                                                           ---------           --------           --------

             Net income (loss)                             $   2,781             (6,321)             1,444
                                                           =========           ========           ========


See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                       Statements of Stockholder's Equity

      Years ended December 29, 1996, December 31, 1995 and January 1, 1995

                          (Dollar amounts in thousands)



                                                                       RETAINED EARNINGS
                                                                         (ACCUMULATED
                                                        COMMON STOCK       DEFICIT)
                                                        ------------   -----------------
Balance at January 2, 1994                               $ 34,916           (1,129)

Contribution of capital                                       185             --

Distribution of capital                                       (21)            --

Net income for the year ended January 1, 1995                --              1,444
                                                         --------           ------

Balance at January 1, 1995                                 35,080              315

Net loss for the year ended December 31, 1995                --             (6,321)
                                                         --------           ------

Balance at December 31, 1995                               35,080           (6,006)

Net income for the year ended December 29, 1996              --              2,781
                                                         --------           ------

Balance at December 29, 1996                             $ 35,080           (3,225)
                                                         ========           ======


See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                            Statements of Cash Flows

                          (Dollar amounts in thousands)


                                                                      YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                                       DECEMBER 29,      DECEMBER 31,      JANUARY 1,
                                                                         1996              1995               1995
                                                                      ------------      ------------       ----------
Cash flows from operating activities:
    Net income (loss)                                                   $  2,781            (6,321)            1,444
    Adjustments to reconcile net income (loss)
         to net cash provided by
        (used in) operating activities:
          Depreciation and amortization                                    9,578            11,991             9,180
          Amortization of deferred finance charges                           621               429               538
          Deferred tax provision (benefit)                                (1,700)              368              (178)
          Extraordinary loss from early extinguishment of debt             2,222              --               4,758
          Change in assets and liabilities:
             Merchandise inventories                                       2,626            13,539           (17,972)
             Trade accounts receivable, net                                 (677)              803              (912)
             Prepaid expenses and other assets                               342               122              (198)
             Income taxes                                                  1,733              (178)              888
             Accounts payable                                              1,427           (21,165)           17,743
             Accrued expenses                                                845            (3,412)             (644)
                                                                        --------           -------           -------

                      Net cash provided by (used in)
                       operating activities                               19,798            (3,824)           14,647
                                                                        --------           -------           -------

Cash flows from investing activities:
    Purchases of property and equipment                                   (3,453)           (6,822)           (9,153)
    Purchase of assets pending sale and leaseback (note 12)               (8,910)             --                --
    Proceeds from sale of property and equipment                          13,902              --                --
    Acquisition of business                                                 --              (1,000)             --
    Other assets                                                            --                 448              (189)
                                                                        --------           -------           -------

                      Net cash provided by (used in)
                       investing activities                                1,539            (7,374)           (9,342)
                                                                        --------           -------           -------

Cash flows from financing activities:
    Net borrowings (repayments) under revolving
      credit facilities                                                  (17,144)            7,144            60,000
    Repayments of term loan                                                 --                --             (44,000)
    Repayment of long-term debt, net                                        --                --             (18,550)
    Debt issuance costs                                                   (1,434)             (416)           (1,060)
    Debt prepayment premiums                                              (1,160)             --              (1,491)
    Contribution of capital                                                 --                --                 164
                                                                        --------           -------           -------

                Net cash provided by (used in) financing
                  activities                                             (19,738)            6,728            (4,937)
                                                                        --------           -------           -------

                Net increase (decrease) in cash and
                 cash equivalents                                          1,599            (4,470)              368

Cash and cash equivalents at beginning of year                             3,198             7,668             7,300
                                                                        --------           -------           -------

Cash and cash equivalents at end of year                                $  4,797             3,198             7,668
                                                                        --------           -------           -------

Supplemental disclosures of cash flow information:
    Interest paid                                                       $ 11,285            12,300            11,817
    Income taxes paid                                                       --                --                --
                                                                        ========           =======           =======



See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                          Notes to Financial Statements

                     December 29, 1996 and December 31, 1995

                          (Dollar amounts in thousands)




(1)     BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

        The accompanying financial statements represent the financial position and results of operations of United Merchandising Corp. (the Company). The Company operates as a specialty sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 196 stores at December 29, 1996 in California, Washington, Oregon, New Mexico, Arizona, Nevada, Idaho (Western states) and Texas.


 (2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        REPORTING PERIOD

        The Company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. All years presented had a 52-week year.

        REVENUE RECOGNITION

        The Company's revenue is received from retail sales of merchandise through the Company's stores. Revenue is recognized when merchandise is received by the customer and is shown net of returns. The costs of distribution center operations are included in cost of sales, buying and occupancy.

        EARNINGS (LOSS) PER SHARE

        Earnings (loss) per share data are not presented as they are not meaningful to the financial statements.

        CASH EQUIVALENTS

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        MERCHANDISE INVENTORIES

        The Company values its merchandise inventories using the lower of average cost (which approximates the first-in, first-out cost) or market method.

        PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, using the straight-line method.

        The estimated useful lives are 40 years for buildings, 7 years for fixtures and equipment and the shorter of the lease term or 10 years for leasehold improvements. Maintenance and repairs are charged to expense as incurred.

                           UNITED MERCHANDISING CORP.

                          (Dollar amounts in thousands)




        LEASEHOLD INTEREST

        Upon acquisition of the Company, certain assets were recorded for the net fair value of favorable operating lease agreements. The leasehold interest asset is being amortized over an average of ten years on a straight-line basis. The unamortized balance attributable to leases terminated since the acquisition has been reflected as a component of the gain or loss upon disposition of the underlying properties.

        GOODWILL

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods ranging from 15 to 30 years.

        OTHER ASSETS

        Other assets consist principally of deferred financing costs and such costs are amortized straight line over the terms of the respective debt.

        SELF-INSURANCE RESERVES

        The Company maintains self-insurance programs for workers' compensation and general liability risks. The Company is self-insured up to specified per-occurrence limits and maintains insurance coverage for losses in excess of specified amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims.

        PREOPENING EXPENSES

        New store preopening expenses are charged against operations as incurred.

        ADVERTISING EXPENSES

        The Company recognizes advertising costs the first time the advertising takes place. Advertising expenses amounted to $23,209 for the year ended December 29, 1996, $22,621 for the year ended December 31, 1995 and $20,423 for the year ended January 1, 1995.
        Advertising expense is included in selling and administrative.

        INCOME TAXES

        The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

                           UNITED MERCHANDISING CORP.

                          (Dollar amounts in thousands)



        USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

        CONCENTRATION OF CREDIT RISK

        Customer purchases are generally transacted using cash or credit cards. In certain instances, the Company grants credit to schools and youth-oriented organizations, under normal trade terms. Trade accounts receivable were approximately $355 and $200 at December 29, 1996 and December 31, 1995, respectively. Credit losses have historically been within management's expectations.

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in the first quarter of fiscal 1996. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

        STOCK COMPENSATION

        On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

        RECLASSIFICATIONS

        Certain reclassifications of the prior year financial statements have been made to conform to the 1996 presentation.


(3)     FAIR VALUES OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

                           UNITED MERCHANDISING CORP.

                          (Dollar amounts in thousands)


        Cash and cash equivalents, trade and other receivables, trade accounts payable and accrued expenses: The carrying amounts approximate the fair values of these instruments due to their short-term nature.

        The fair value of the Company's senior subordinated notes at December 29, 1996 approximated $37,540 based on recent market prices. The carrying amount of the revolving credit facility reflects the fair value based on current rates available to the Company for debt of the same remaining maturities. See note 4 for interest rates on outstanding long-term debt.


(4)     LONG-TERM DEBT

        Long-term debt consists of the following:

                                    DECEMBER 29, 1996       DECEMBER 31, 1995
                                    -----------------       ------------------
Revolving credit facility                $50,000                  67,144
Senior subordinated debt                  36,450                  36,450
                                         -------                 -------

           Total long-term debt          $86,450                 103,594
                                         =======                 =======


        Effective March 8, 1996, the Company entered into a credit agreement (the CIT Credit Agreement) among the Company and the CIT Group, which provided the Company with a three-year nonamortizing $100,000 revolving debt facility (the CIT Facility). Proceeds from the initial funding under the CIT Facility were used to repay in full all of the Company's outstanding obligations under its then existing revolving credit facility with General Electric Capital Corporation (the GECC Facility).

        Pursuant to the refinancing, the Company incurred a charge of $2,222, consisting of $1,160 in prepayment penalties and $1,062 related to a write-off of deferred finance costs related to the GECC Facility. The total charge is reflected as an extraordinary loss from early extinguishment of debt, net of income taxes of $937, in the statement of operations for the year ended December 29, 1996.

        Prior to March 8, 1996, the Company operated under a credit agreement dated October 20, 1994 as amended among the Company, General Electric Capital Corporation as Agent and Wells Fargo Bank, which provided the Company with a five-year nonamortizing $100,000 revolving debt facility. Proceeds from the initial funding under the GECC Facility were used to repay in full all of the Company's outstanding obligations under its then existing revolving debt facility and term debt loan with Union Bank of Switzerland, as agent and lender (the UBS Facility). Additionally, the GECC Facility allowed the Company to use up to $22,000 to repurchase the Company's senior subordinated debt (the Senior Debt). In 1994, the Company had repurchased $18,550 in the principal amount of the Senior Debt, utilizing $14,550 in borrowings under the GECC Facility. The Company paid a premium of $1,491 related to the repurchase of Senior Debt during 1994 and recorded a charge of $3,267 reflecting acceleration of the financing fees related to the retired UBS Facility and Senior Debt which were being amortized over the respective terms of the two facilities. The total charge of $4,758 is reflected as an extraordinary loss from early extinguishment of debt, net of income taxes of $1,903, in the statement of operations for the year ended January 1, 1995.

                           UNITED MERCHANDISING CORP.

                          (Dollar amounts in thousands)



        The CIT Facility bears interest at various rates based on the adjusted Eurorate (5.875% at December 29, 1996) plus 2.5% (LIBOR Borrowings) or the prime lending rate (8.25% at December 29, 1996) plus .75% (Base Rate Borrowings) and was secured by the trade accounts receivable, merchandise inventory and general intangible assets (as defined) of the Company. A fee of 3/8% is assessed on the unused portion of the facility. On December 29, 1996, the Company had $50,000 in LIBOR Borrowings and Letters of Credit of $4,368 outstanding. The Company's maximum eligible borrowing available under the facility is limited to 65% of eligible inventory. Available borrowings on the CIT Facility amounted to $27,632 at December 29, 1996.

        The unsecured senior subordinated debt is due 2002 and bears interest at 13.625%. The notes require mandatory sinking fund payments of 25% at September 15, 2000 and 2001. The notes may be redeemed in whole or from time to time in part at any time on and after September 15, 1997, at the option of the Company, at the redemption price set forth below with respect to the indicated redemption date, together with any accrued but unpaid interest to such redemption date.

        If redeemed during the 12-month period beginning September 15:

                          YEAR                            PERCENTAGE
         ---------------------------------------     ----------------------
         1997                                                105.839%
         1998                                                103.893
         1999                                                101.946
         2000 and thereafter                                 100.000
                                                             =======


        The various debt agreements contain restrictions on working capital, acquisition of treasury stock and payment of cash dividends. In addition, the agreements restrict liens on assets and the acquisition or sale of subsidiaries.

        The aggregate mandatory sinking fund requirements and annual maturities of long-term debt for each of the five years subsequent to December 29, 1996 are as follows:

         1997                                    $    --
         1998                                         --
         1999                                     50,000
         2000                                      9,113
         2001                                      9,113
         Thereafter                               18,224
                                                 =======

(5)     LEASES

        The Company currently leases certain stores, distribution facilities, vehicles and equipment under noncancelable operating leases that expire through the year 2018. These leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs such as maintenance and insurance. Certain leases contain options to purchase the leased assets.

                           UNITED MERCHANDISING CORP.

                          (Dollar amounts in thousands)





        Certain leases contain escalation clauses and provide for contingent rentals based on percentages of sales. The Company recognizes rental expense on a straight-line basis over the terms of the underlying leases, without regard to when rentals are paid. The accrual of the noncash portion of this rental expense has been included in depreciation and amortization in the accompanying statements of operations and cash flows and deferred rent in the accompanying balance sheets.

        Rental expense for operating leases consisted of the following:

                                          YEAR ENDED              YEAR ENDED              YEAR ENDED
                                       DECEMBER 29, 1996      DECEMBER 31, 1995        JANUARY 1, 1995
                                       -----------------      -----------------        ---------------
Cash rental payments                       $23,670                  21,003                  18,482
Noncash rentals                                973                   3,344                     496
Contingent rentals                           1,038                     989                   1,275
                                           -------                  ------                  ------

           Rental expense                  $25,681                  25,336                  20,253
                                           =======                  ======                  ======


        Future minimum lease payments (cash rentals) under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 29, 1996 are:

         Year ending:
             1997                        $ 22,811
             1998                          22,478
             1999                          21,522
             2000                          20,370
             2001                          19,822
             Thereafter                   155,336
                                         --------

                                         $262,339
                                         ========

(6)     ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                  DECEMBER 29, 1996         DECEMBER 31, 1995
                                                  -----------------         -----------------
         Payroll and related expenses                  $ 8,849                      7,545
         Self-insurance reserves                         4,503                      6,011
         Sales tax                                       4,821                      4,427
         Other                                          10,195                      9,404
                                                       -------                     ------
                                                       $28,368                     27,387
                                                       =======                     ======

                           UNITED MERCHANDISING CORP.

                          (Dollar amounts in thousands)



 (7)    INCOME TAXES

        Income tax expense, excluding tax benefit of extraordinary loss, consists of the following:

                                            CURRENT                  DEFERRED                 TOTAL
                                            -------                  --------                 -----
               1996:
                   Federal                  $ 2,273                   (1,445)                    828
                   State                        397                     (255)                    142
                                            -------                   ------                   -----
                                              2,670                   (1,700)                    970
                                            -------                   ------                   -----

               1995:
                   Federal                     --                        313                     313
                   State                       --                         55                      55
                                            -------                   ------                   -----
                                               --                        368                     368
                                            -------                   ------                   -----

               1994:
                   Federal                    1,769                     (151)                  1,618
                   State                        312                      (27)                    285
                                            -------                   ------                   -----

                                            $ 2,081                     (178)                  1,903
                                            =======                   ======                   =====


        The extraordinary losses in 1996 and 1994 are reported net of tax benefits of $937 and $1,903, respectively (note 4). Accordingly, the 1996 tax provision including the tax benefit of the extraordinary loss is $33. The 1994 tax provision including the tax benefit of the extraordinary loss is zero.

        The provision for income taxes differs from the amounts computed by applying the Federal statutory tax rate as follows:

                                                          YEAR ENDED DECEMBER      YEAR ENDED DECEMBER      YEAR ENDED JANUARY
                                                                29, 1996                 31, 1995                  1, 1995
                                                          -------------------      -------------------      ------------------

          Tax expense (benefit) at statutory rate               $ 1,763                   (2,084)                   2,171
          State taxes, net of Federal benefit                       307                     (363)                     364
          Increase (decrease) in valuation allowance, net
              of IRS adjustment                                  (1,215)                   2,990                      433
          MIS migration fees                                       --                       --                     (1,190)
          Other                                                     115                     (175)                     125
                                                                -------                   ------                   ------

                                                                $   970                      368                    1,903
                                                                =======                   ======                   ======

                           UNITED MERCHANDISING CORP.

                          (Dollar amounts in thousands)



        Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

                                                                     DECEMBER 29, 1996     DECEMBER 31, 1995
                                                                     -----------------     -----------------
         Deferred assets:
             Self-insurance reserves                                      $ 1,849                 2,050
             Employee benefits                                              1,577                 1,167
             State taxes                                                       73                 1,065
             Net operating loss carryforward                                 --                   2,427
             Noncash rentals                                                2,150                 1,488
             Amortization of tangible and intangible assets                 1,292                  --
             Other                                                          1,103                   770
                                                                          -------                ------

                      Gross deferred tax assets                             8,044                 8,967

             Valuation allowance                                           (4,094)               (7,475)
                                                                          -------                ------

                      Net deferred tax assets                             $ 3,950                 1,492
                                                                          =======                ======

         Deferred liabilities:
             Basis in fixed assets                                        $ 2,250                 1,252
             Amortization of tangible and intangible assets                  --                     240
                                                                          -------                ------

                      Total deferred tax liabilities                      $ 2,250                 1,492
                                                                          =======                ======


        In 1996, the Company reduced the valuation allowance to reflect realizability of its deferred tax assets. In doing so, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 29, 1996, management's assessment indicated that net deferred tax assets of $1,700 were recoverable. The valuation allowance decrease of $3,381 from the December 31, 1995 balance includes an adjustment for the IRS matter described below.

        During 1996, the Company resolved certain audit issues with the IRS which resulted in the elimination and reclassification of certain temporary differences. The Company had established a valuation allowance against such temporary differences in previous years. Accordingly, the impact of resolving these audit issues was offset in 1996 by a corresponding decrease in the valuation allowance for those temporary differences eliminated.

                           UNITED MERCHANDISING CORP.

                          (Dollar amounts in thousands)



        For the year ended December 31, 1995, management performed a similar assessment of the realizability of deferred taxes and concluded that a valuation allowance for the entire net deferred tax assets was required given the history of income tax losses experienced by the Company at the time. Accordingly, the valuation allowance was increased by $2,990 from the January 1, 1995 balance.


(8)     EMPLOYEE BENEFIT PLANS

        Effective January 4, 1993, the Company established a 401(k) plan to cover all eligible employees. All employees' contributions may be supplemented by Company contributions. The Company contributed $1,017 for the year ended December 29, 1996, $667 for the year ended December 31, 1995 and $1,060 for the year ended January 1, 1995 in employer matching and profit sharing contributions.

        Certain employees of the Company participate in a stock option plan of the parent company's stock. Options are granted by the Board of Directors with exercise prices equal to the fair market value of the parent company's stock, as determined by valuation models prepared by the Board. There were no stock options granted in 1995. For 1996, options to purchase 54,700 shares were granted on December 31, 1996 at an exercise price of $12 per share. The options vest and become exercisable in cumulative 20% installments commencing one year from the date of grant, with full vesting on the fifth anniversary. The plan terminates on September 25, 2002. Pro forma disclosures as defined by SFAS 123 are not applicable for the options granted in 1996 as vesting begins in 1997.

        The Company has no significant postretirement or postemployment benefits.


(9)     RELATED PARTY TRANSACTIONS

        The Company received certain administrative support services from a related party for which the Company pays a negotiated fee based on services provided. The services were terminated April 1995. These charges totaled $61 for the year ended December 31, 1995 and $1,099 for the year ended January 1, 1995.

        In addition, the Company leases certain property and equipment from a related party who leases this property and equipment from an outside party. Charges related to these leases totaled $1,008 for the year ended December 29, 1996, $1,857 for the year ended December 31, 1995 and $1,738 for the year ended January 1, 1995.

        The Company has an agreement to pay $568, plus expenses, annually to an advisor group of its investor. Certain individuals of the investor advisor group are members of the Company's Board of Directors. In 1996 and 1994, the Company paid this advisor group an additional $500 for services related to securing of the CIT and GECC facilities.

        Affiliates of the Company own $250 of the senior subordinated notes.


(10)    CONTINGENCIES

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                           UNITED MERCHANDISING CORP.

                          (Dollar amounts in thousands)




(11)    BUSINESS CONCENTRATIONS

        The Company operates specialty sporting goods retail stores located principally in the Western states of the United States. The retail industry is impacted by the general economy. Changes in the marketplace may significantly affect management's estimates and the Company's performance.


(12)    SALE LEASEBACK

        On March 5, 1996, the Company entered into a sale and leaseback agreement (the transaction) with regard to its warehouse facility located in Fontana, California. Prior to this transaction, the Company owned the land associated with the facility and leased the buildings and improvements. In contemplation of the transaction, the Company purchased the building and improvements at a purchase price of $8,910. The transaction was then completed with the sale of the land, building and improvements at a sale price of $13,900. The gain on the transaction was insignificant and will be amortized on a straight-line basis over the related lease term. The net cash proceeds after expenses totaled $4,728 which was used to repay a portion of the GECC Facility (note 4).

        Under the leaseback agreement, the Company has committed to lease the facility for ten years under a noncancelable operating lease. The future minimum lease payments are reflected in the future minimum lease payments under noncancelable operating leases (note 5).

        On October 31, 1996, the Company entered into a sale and leaseback agreement with regard to its store located in Culver City, California. The sale amount of the property was $817 resulting in a $214 loss for the Company which is included in the statements of operations. The Company has committed to lease the property for 15 years under a noncancelable operating lease. The future minimum lease payments are reflected in the future minimum lease payments under noncancelable leases (note 5).