Form 10-Q
period 1997-03-30
UNITED MERCHANDISING CORP
filed 1997-05-14
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

[   ]    OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934.


For the transition period from __________________ to _________________________

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
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)



Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports). Yes   X    No
                                    -----     -----

Indicate by check mark whether the registrant has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,300 shares of common stock, zero par value, at May 13, 1997.

                           UNITED MERCHANDISING CORP.

                                      INDEX

                                                                               Page No.
                                                                               --------
Title Page                                                                        1

Index                                                                             2

PART I -FINANCIAL INFORMATION

    Item 1.       Financial Statements (Unaudited)

                  Balance Sheets - March 30, 1997 and
                  December 29, 1996                                               3

                  Statements of Operations -
                  13 weeks ended March 30, 1997 and 13 weeks ended
                  March 31, 1996                                                  4

                  Statements of Cash Flows -
                  13 weeks ended March 30, 1997 and 13 weeks ended
                  March 31, 1996                                                  5

                  Notes to Financial Statements                                   6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             7-10


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                              11

     Item 2.      Changes in Securities                                          11

     Item 3.      Defaults Upon Senior Securities                                11

     Item 4.      Submission of Matters to a Vote of
                     Security-Holders                                            11

     Item 5.      Other Information                                              11

     Item 6.      Exhibits and Reports on Form 8-K                               11-13


SIGNATURES                                                                       14

                           UNITED MERCHANDISING CORP.

                                 Balance Sheets
                             (Dollars in thousands)


                                                                   March 30,      December 29,
                                                                     1997             1996
                                                                   ---------      ------------
Assets                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                       $   2,649       $   4,797
   Trade and other receivables, net of allowance for doubtful
      accounts of $545 and $464, respectively                          2,128           4,054
   Merchandise inventories                                           143,712         134,886
   Prepaid expenses                                                      553           1,031
                                                                   ---------       ---------
                    Total current assets                             149,042         144,768
                                                                   ---------       ---------

Property and equipment:
   Land                                                                  186             186
   Buildings and improvements                                         13,978          13,776
   Furniture and equipment                                            30,877          30,647
   Less accumulated depreciation and amortization                    (18,050)        (17,079)
                                                                   ---------       ---------

                    Net property and equipment                        26,991          27,530
                                                                   ---------       ---------

Deferred imcome taxes, net                                             1,700           1,700
Leasehold interest, net of accumulated amortization of
   $12,558 and $12,117, respectively                                  15,934          16,375
Other assets, at cost, less accumulated
   amortization of $879 and $713, respectively                         1,849           1,829
Goodwill, less accumulated amortization of $893
   and $878, respectively                                              5,606           5,667
                                                                   ---------       ---------
                                                                   $ 201,122       $ 197,869
                                                                   =========       =========

Liabilities and Stockholder's Equity
Current liabilities:
      Accounts payable                                             $  45,602       $  44,239
      Accrued expenses                                                22,470          28,368
      Income taxes payable                                                37           1,733
                                                                   ---------       ---------
                     Total current liabilities                        68,109          74,340


Deferred rent                                                          5,419           5,224
Long-term debt                                                        96,450          86,450
                                                                   ---------       ---------
                      Total liabilities                              169,978         166,014
                                                                   ---------       ---------

Commitments and contingencies


Stockholder's equity:

     Common stock, no par value.  Authorized 2,500 shares;
       issued and outstanding 1,300 shares                            35,080          35,080
     Accumulated deficit                                              (3,936)         (3,225)
                                                                   ---------       ---------

                     Total stockholder's equity                       31,144          31,855
                                                                   ---------       ---------

                                                                   $ 201,122       $ 197,869
                                                                   =========       =========



See accompanying notes to financial statements

                           UNITED MERCHANDISING CORP.


                            Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       13 Weeks Ended
                                                             -----------------------------------
                                                             March 30, 1997       March 31, 1996
                                                             --------------       --------------
Net sales                                                       $ 96,790             $ 91,617
Cost of goods sold, buying and occupancy                          66,583               63,888
                                                                --------             --------
         Gross profit                                             30,207               27,729
                                                                --------             --------

Operating expenses:
         Selling and administrative                               26,239               25,342
         Depreciation and amortization                             1,967                2,340
                                                                --------             --------


         Total operating expenses                                 28,206               27,682
                                                                --------             --------


           Operating income                                        2,001                   47

Interest expense, net                                              2,711                2,962
                                                                --------             --------

           Loss before
              income taxes and extraordinary loss                   (710)              (2,915)

Income taxes                                                         -.-                  -.-
                                                                --------             --------
     Net loss before extraordinary loss                             (710)              (2,915)

Extraordinary loss from early extinguishment of debt                 -.-               (2,222)
                                                                --------             --------

           Net loss                                             $   (710)            $ (5,137)
                                                                ========             ========



See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                            Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                        13 Weeks Ended
                                                                             -----------------------------------
                                                                             March 30, 1997       March 31, 1996
                                                                             --------------       --------------
Cash flows from operating activities:
  Net loss                                                                      $   (710)            $ (5,137)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Depreciation and amortization                                              1,967                2,340
        Amortization of deferred finance charge                                      166                  124
        Extraordinary loss from early extinguishment of debt                         -.-                2,222
        Change in assets and liabilities:
          Merchandise inventories                                                 (8,826)              (1,455)
          Trade accounts receivable, net                                           1,926                  627
          Prepaid expenses and other assets                                          286                 (284)
          Income taxes                                                            (1,696)                 -.-
          Accounts payable                                                         1,363                 (452)
          Accrued expenses                                                        (5,898)              (3,488)
                                                                                --------             --------

                Net cash used in operating activities                            (11,422)              (5,503)
                                                                                --------             --------

Cash flows from investing activities:
  Purchases of property and equipment                                               (726)                (568)
  Purchase of assets held pending sale and leaseback                                 -.-               (8,910)
  Proceeds from sale of property and equipment                                       -.-               13,900
                                                                                --------             --------

                 Net cash provided by (used in) investing activities                (726)               4,422
                                                                                --------             --------

Cash flows from financing activities:
     Net borrowings under revolving credit facilities                             10,000                5,000
     Debt issuance costs                                                             -.-               (1,434)
     Debt prepayment premiums                                                        -.-               (1,160)
                                                                                --------             --------
                Net cash provided by financing activities                         10,000                2,406
                                                                                --------             --------

                Net increase/(decrease) in cash and cash equivalents              (2,148)               1,325


 Cash and cash equivalents at beginning of period                                  4,797                3,198
                                                                                --------             --------

 Cash and cash equivalents at end of period                                     $  2,649             $  4,523
                                                                                ========             ========

See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                          Notes to Financial Statements

                             (Dollars in thousands)


FINANCIAL INFORMATION

1. In the opinion of management of United Merchandising Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and in accordance with generally accepted accounting principles the financial position and cash flows as of and for the period ended March 30, 1997.

2. These financial statements should be read in conjunction with the Company's 1996 audited financial statements included in the Company's Report on Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire year.

13 Weeks Ended March 30, 1997 versus 13 Weeks Ended March 31, 1996

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


                                                             Thirteen Weeks Ended
                                              --------------------------------------------------
                                                  March 30, 1997              March 31, 1996
                                                  --------------              --------------
Net sales                                     $ 96,790         100.0%     $ 91,617         100.0%
Cost of goods sold, buying and occupancy        66,583          68.8        63,888          69.7
                                              --------         -----      --------         -----

     Gross profit                               30,207          31.2        27,729          30.3
                                              --------         -----      --------         -----

Operating expenses:
    Selling and administrative                  26,239          27.1        25,342          27.7
    Depreciation and amortization                1,967           2.0         2,340           2.5
                                              --------         -----      --------         -----

      Total operating expense                   28,206          29.1        27,682          30.2
                                              --------         -----      --------         -----

     Operating income                            2,001           2.1            47           0.1

Interest expense, net                            2,711           2.8         2,962           3.3
                                              --------         -----      --------         -----
     Loss before income taxes
       and extraordinary loss                     (710)         (0.7)       (2,915)         (3.2)
Income taxes                                       -.-           -.-           -.-           -.-
                                              --------         -----      --------         -----
    Net loss before extraordinary loss            (710)         (0.7)       (2,915)         (3.2)
Extraordinary loss from early
    extinguishment of debt                         -.-           -.-        (2,222)         (2.4)
                                              --------         -----      --------         -----

Net loss                                      ($   710)         (0.7%)    ($ 5,137)         (5.6%)
                                              ========         =====      ========         =====
EBITDA (a)                                    $  3,968           4.1%     $  2,387           2.6%


(a) EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense, and extraordinary loss from early extinguishment of debt.

1.   Net Sales

     Net sales increased 5.6% (or $5,173) from $91,617 reported for the 13 weeks ended March 31, 1996 to $96,790 for the 13 weeks ended March 30, 1997. Same store sales increased 4.6% compared with the same period last year, reflecting improved economic conditions in the regions in which the Company operates, together with strong advertising and merchandising programs. Sales generated from an increase in store count from 193 at March 31, 1996 to 196 at March 30, 1997 contributed the remainder of the 5.6% sales increase for the quarter. Same store sales would have increased 6.0% and total sales would have increased 7.0% for the 13 weeks ended March 30, 1997, except for the timing of the Easter holiday which was in March this year and in April last year resulting in one less day of sales in this year's quarter. The Company will receive the benefit of the timing related extra day in its second quarter results.


2.   Gross Profit

     Gross profit increased 8.9% (or $2,478) from $27,729 for the 13 weeks ended March 31, 1996 to $30,207 for the 13 weeks ended March 30, 1997 reflecting increased sales discussed above and improved gross profit margin. Gross profit margin increased from 30.3% of sales in the 1996 quarter to 31.2% of sales this year. The improvement in gross profit margin for the 13 weeks ended March 30, 1997 reflected positive comparisons in the majority of the Company's product categories.

3.   Operating Expenses

     Selling and administrative expenses increased 3.5% (or $897) from $25,342 for the 13 weeks ended March 31, 1996 to $26,239 for the 13 weeks ended March 30, 1997. This increase resulted primarily from wage inflation and an increase in the Company's store base from 193 stores last year to 196 at the end of March 1997. When measured as a percentage of sales, selling and administrative expenses decreased from 27.7% of sales for the 1996 period to 27.1% of sales in the 1997 period, reflecting management's continued focus on controlling expenses and its leveraging of fixed costs due to increased sales.

     Depreciation and amortization decreased 15.9% (or $373) from $2,340 for the prior year period to $1,967 for the 13 weeks ended March 30, 1997. This decrease reflected reduced capital spending as the Company temporarily reduced its store growth program in 1996. During 1997, the Company has resumed its historical store growth program with plans to open 14 to 16 new stores during the year.

4.   Interest Expense, Net

     Interest expense, net decreased 8.5% (or $251) from $2,962 for the prior year period to $2,711 for the 13 weeks ended March 30, 1997. This decrease reflected lower average borrowing levels on the Company's revolving credit facility during the current year period resulting from improved earnings, a continued focus on inventory reduction, and the Company's reduced level of store growth in 1996 compared to prior years. The Company's revolving debt balance was $60,000 at March 30, 1997 versus a balance of $72,144 at March 31, 1996.


5.   Extraordinary Loss from Early Extinguishment of Debt

     During the 13 weeks ended March 31, 1996, the Company refinanced its indebtedness under a prior credit facility with borrowings under a new facility with the CIT Group/Business Credit, Inc.. In connection with the refinancing, the Company accelerated amortization of $1,062 of certain fees and paid $1,160 in prepayment premium and other fees. Accordingly, a charge of $2,222 was recorded as an extraordinary loss for the 13 weeks ended March 31, 1996. No such event occurred during the 13 weeks ended March 30, 1997.

6.   Net Loss

         Net loss for the 13 weeks ended March 30, 1997 decreased to $710 from a net loss of $5,137 for the 13 weeks ended March 31, 1996. This improvement reflects the positive sales and gross profit results achieved during the 13 weeks ended March 30, 1997. In addition, first quarter 1996 results were impacted by the extraordinary loss described above.

Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")


EBITDA increased 66.2% (or $1,581) from $2,387 for the 13 weeks ended March 31, 1996 to $3,968 for the 13 weeks ended March 30, 1997. Increased same store sales, gross margin and operating efficiencies were the primary factors contributing to the improvement.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has a credit agreement with The CIT Group/Business Credit, Inc. (the "CIT Credit Agreement"), which provides the Company with a three-year, non-amortizing, $100,000 revolving debt facility (the "CIT Facility"). The
CIT Facility bears interest at a rate of LIBOR plus 2.5%, or the Chemical Bank prime lending rate plus .75%, is secured by trade accounts receivable, merchandise inventories and general intangible assets (as defined) of the Company, and has a borrowing limit, including advances, outstanding letters of credit and unreimbursed drawings under letters of credit at any time equal to the lesser of $100,000 and the Borrowing Base. The Borrowing Base is equal to 65% of the aggregate value of Eligible Inventory (as defined) from time to time. As of March 30, 1997, the Company maintained eligible inventory of $134,723 with an aggregate balance of $60,000 outstanding under the CIT facility. This balance compares to an aggregate balance of $72,144 outstanding on March 31, 1996. The Company is in compliance with all of the covenants under the CIT Credit Agreement.

     As of March 30, 1997, the Company maintained a cash and cash equivalents balance of $2,649 versus a balance of $4,523 at March 31, 1996.

     Net cash used in operating activities was $11,422 for the 13 weeks ended March 30, 1997 versus $5,503 for the 13 weeks ended March 31, 1996. The primary factor in the increase in cash requirements for this year's period was increased inventory purchases as the Company normalized its inventory purchasing after a planned program which resulted in reduced inventory purchases in prior year periods. Net cash used in investing activities of $726 during the 1997 quarter compared to net cash provided by investing activities of $4,422 for the 13 weeks ended March 31, 1996. Last year's cash flow benefitted from the positive impact of $4,990 in net proceeds from the sale/leaseback of the Company's Fontana distribution center. The cumulative effect of net cash used in operating activities and net cash provided by investing activities resulted in net cash required by financing activities of $10,000 for the 13 weeks ended March 30, 1997 versus $2,406 for the 13 weeks ended March 31, 1996, and a decrease in cash and cash equivalents of $2,148 versus an increase of $1,325 for the comparable 13 week periods in 1997 and 1996, respectively.

     The Company believes that net cash provided by operating activities and borrowings under the CIT Facility will be sufficient to fund anticipated capital expenditures and working capital requirements for the foreseeable future.


IMPACT OF INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on its results of operations during the 13 weeks ended March 30, 1997.


FORWARD-LOOKING STATEMENTS

     Certain information contained herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plan," "intend" or other similar terminology. Such forward-looking statements, which relate to, among other things, the financial condition, results of operations and business of the Company, are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation, the Company's ability to open new stores on a timely and profitable basis, the impact of competition on revenues and margins, the effect of weather conditions and general economic conditions in the western United States (which is the Company's area of operation), the seasonal nature of the Company's business, and other risks and uncertainties as may be detailed from time to time in the Company's public announcements and filings with the Securities and Exchange Commission.

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

              None

     Item 3.  Defaults Upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security-Holders

              None

     Item 5.  Other Information

              None

     Item 6.  Exhibits and Reports on Form 8-K




              Exhibit No.                      Description
              -----------                      -----------
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

                27             Financial Data Schedule.

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




                                   UNITED MERCHANDISING CORP.,
                                   A CALIFORNIA CORPORATION








Date: 05/14/97                     By: /S/ STEVEN G. MILLER
                                   --------------------------------------------
                                   Steven G. Miller
                                   President and
                                   Chief Operating Officer






Date: 05/14/97                     By:  /S/ CHARLES P. KIRK
                                   --------------------------------------------
                                   Charles P. Kirk
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)