Form 10-Q
period 1997-06-29
UNITED MERCHANDISING CORP
filed 1997-08-11
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended June 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.


        For the transition period from _________________ to ___________________

        Commission File Number : 33-61300 and 33-61096
                                 ---------------------


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


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports). Yes  [X]    No  [ ]


Indicate by check mark whether the registrant has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No  [ ]


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,300 shares of common stock, zero par value, at August 8, 1997.

                           UNITED MERCHANDISING CORP.

                                      INDEX

                                                                              Page No.
                                                                              --------
Title Page                                                                        1
Index                                                                             2

PART I -FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

              Balance Sheets - June 29, 1997 and
              December 29, 1996                                                   3

              Statements of Operations -
              13 and 26 weeks ended June 29, 1997 and
              June 30, 1996                                                       4

              Statements of Cash Flows -
              26 weeks ended June 29, 1997 and 26 weeks ended
              June 30, 1996                                                       5

              Notes to Financial Statements                                       6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 7-12

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   13

     Item 2.  Changes in Securities                                               13

     Item 3.  Defaults Upon Senior Securities                                     13

     Item 4.  Submission of Matters to a Vote of
                 Security-Holders                                                 13

     Item 5.  Other Information                                                   13

     Item 6.  Exhibits and Reports on Form 8-K                                    13-15


SIGNATURES                                                                        16

                           UNITED MERCHANDISING CORP.

                                 Balance Sheets
                             (Dollars in Thousands)


                                                                    June 29,          December 29,
                                                                      1997               1996
                                                                  -----------         -----------
Assets                                                             (Unaudited)

Current assets:
   Cash and cash equivalents                                      $     3,715         $     4,797
   Trade & other receivables, net of allowance for
      doubtful accounts of $450 and $464, respectively                  3,723               4,054
   Merchandise inventories                                            152,008             134,886
   Prepaid expenses                                                       997               1,031

                                                                  -----------         -----------
                    Total current assets                              160,443             144,768
                                                                  -----------         -----------

Property and equipment:
   Land                                                                   186                 186
   Buildings, improvements, furniture and equipment                    45,859              44,423
   Less accumulated depreciation and
      amortization                                                    (19,124)            (17,079)
                                                                  -----------         -----------

                    Net property and equipment                         26,921              27,530
                                                                  -----------         -----------


Deferred income taxes, net                                              3,036               1,700
Leasehold interest, net of amortization of $12,999 and
   $12,117, respectively                                               15,493              16,375
Other assets, at cost, less accumulated
   amortization of $1,043 and $713, respectively                        1,828               1,829
Excess of cost over net assets acquired, less
   accumulated amortization of $1,001 and $878, respectively            5,544               5,667
                                                                  -----------         -----------
                                                                  $   213,265         $   197,869
                                                                  ===========         ===========


Liabilities  and stockholder's equity

Current liabilities:
     Accounts payable                                             $    50,940         $    44,239
     Accrued expenses                                                  24,101              30,101

                                                                  -----------         -----------
                    Total current liabilities                          75,041              74,340

Deferred rent                                                           5,595               5,224
Long-term debt                                                         95,563              86,450
                                                                  -----------         -----------
                     Total liabilities                                176,199             166,014
                                                                  -----------         -----------


Commitments and contingencies



Stockholder's equity

     Common stock, no par value.  Authorized 2,500 shares;
      issued and outstanding 1,300 shares                              35,080              35,080
     Retained Earnings (Accumulated deficit)                            1,986              (3,225)
                                                                  -----------         -----------


                    Total stockholder's equity                         37,066              31,855
                                                                  -----------         -----------

                                                                  $   213,265         $   197,869
                                                                  ===========         ===========


See accompanying notes to financial statements

                           UNITED MERCHANDISING CORP.


                            Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)


                                                            13 Weeks Ended                             26 Weeks Ended
                                                  ------------------------------------        ------------------------------------
                                                  June 29, 1997         June 30, 1996         June 29, 1997         June 30, 1996
                                                  --------------        --------------        --------------        --------------

Net sales                                         $      110,308        $       98,216        $      207,098        $      189,833
Cost of goods sold, buying and
    occupancy                                             71,818                66,260               138,401               130,148
                                                  --------------        --------------        --------------        --------------

Gross profit                                              38,490                31,956                68,697                59,685
                                                  --------------        --------------        --------------        --------------

Operating expenses:
    Selling and administration                            27,832                25,318                54,071                50,660
    Depreciation and amortization                          2,031                 2,459                 3,998                 4,799
                                                  --------------        --------------        --------------        --------------

      Total operating expenses                            29,863                27,777                58,069                55,459
                                                  --------------        --------------        --------------        --------------

Operating income                                           8,627                 4,179                10,628                 4,226

Interest expense, net                                      2,706                 2,927                 5,417                 5,889
                                                  --------------        --------------        --------------        --------------

    Income (loss) before income taxes
        and extraordinary loss                             5,921                 1,252                 5,211                (1,663)

Income taxes                                                 -.-                   -.-                   -.-                   -.-
                                                  --------------        --------------        --------------        --------------

    Net income (loss) before extraordinary
        loss                                               5,921                 1,252                 5,211                (1,663)
    Extraordinary loss from early
        extinguishment of debt                               -.-                   -.-                   -.-                (2,222)
                                                  --------------        --------------        --------------        --------------

                      Net income (loss)           $        5,921        $        1,252        $        5,211        $       (3,885)
                                                  --------------        --------------        --------------        --------------


See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                             Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                       26 Weeks Ended
                                                                            -----------------------------------
                                                                            June 29, 1997         June 30, 1996
                                                                            -------------         -------------

Cash flows from operating activities:
  Net incomE (loss)                                                         $       5,211         $      (3,885)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                               3,998                 4,799
        Extraordinary loss from early extinguishment of debt                          -.-                 2,222
        Amortization of deferred finance charges                                      330                   289
        Deferred tax benefit                                                       (1,336)                  -.-

        Change in assets and liabilities:
          Merchandise inventories                                                 (17,122)               (2,745)
          Trade & other receivables                                                   331                 1,069
          Prepaid expenses and other assets                                          (305)                  305
          Accounts payable                                                          6,701                   376
          Accrued expenses                                                         (6,000)               (2,285)
                                                                            -------------         -------------

                Net cash provided by (used in) operating activities                (8,192)                  145
                                                                            -------------         -------------

Cash flows from investing activities:
  Purchases of property and equipment                                              (2,003)                 (988)
  Purchases of assets held pending sale and leaseback                                 -.-                (8,910)
  Proceeds from sale of property and equipment                                        -.-                13,900
                                                                            -------------         -------------

                 Net cash provided by (used in) investing activities               (2,003)                4,002
                                                                            -------------         -------------

Cash flows from financing activities:
   Net borrowings under revolving credit facilities                                 9,113                (3,689)
   Debt issuance costs                                                                -.-                (1,434)
   Debt prepayments                                                                   -.-                (1,160)
                                                                            -------------         -------------

                Net cash provided by (used in) financing activities                 9,113                (6,283)
                                                                            -------------         -------------

                Net decrease in cash and cash  equivalents                         (1,082)               (2,136)


 Cash and cash equivalents at beginning of period                                   4,797                 3,198
                                                                            -------------         -------------

 Cash and cash equivalents at end of period                                 $       3,715         $       1,062
                                                                            =============         =============


See accompanying notes to financial statements.

                           UNITED MERCHANDISING CORP.

                          Notes to Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION

1. In the opinion of management of United Merchandising Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and in accordance with generally accepted accounting principles the financial position and cash flows as of and for the period ended June, 1997.

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


13 WEEKS ENDED JUNE 29, 1997 VERSUS 13 WEEKS ENDED JUNE 30, 1996


The following table sets forth for the periods indicated operating results in thousands of dollars as a percentage of sales.


                                                              13 Weeks Ended
                                           -----------------------------------------------------
                                                June 29, 1997                 June 30, 1996
                                           -----------------------       -----------------------

Net sales                                  $    110,308      100.0%      $     98,216      100.0%
Cost of goods sold, buying and
      occupancy                                  71,818       65.1             66,260       67.5
                                           ------------      -----       ------------      -----
Gross profit                                     38,490       34.9             31,956       32.5
                                           ------------      -----       ------------      -----

Operating expenses:
      Selling and administration                 27,832       25.2             25,318       25.7
      Depreciation and amortization               2,031        1.9              2,459        2.5
                                           ------------      -----       ------------      -----
          Total operating expense                29,863       27.1             27,777       28.2
                                           ------------      -----       ------------      -----

Operating income                                  8,627        7.8              4,179        4.3
Interest expense, net                             2,706        2.4              2,927        3.0
                                           ------------      -----       ------------      -----
Income before taxes                               5,921        5.4              1,252        1.3
Income taxes                                        -.-        -.-                -.-        -.-
                                           ------------      -----       ------------      -----

Net income                                 $      5,921        5.4%      $      1,252        1.3%
                                           ============      =====       ============      =====

EBITDA (a)                                 $     10,658        9.7%      $      6,638        6.8%


(a) EBITDA represents net income before taking into consideration interest expense, net, income expense, depreciation expense, amortization expense and non-cash rent expense.

1.    Net Sales

      Net sales increased 12.3% (or $12,092) from $98,216 reported for the 13 weeks ended June 30, 1996 to $110,308 for the 13 weeks ended June 29, 1997. Same store sales increased 10.2% compared with the same period last year, reflecting improved economic conditions in the regions in which the Company operates, together with strong advertising and merchandising programs. Sales attributable to an increase in store count from 193 at June 30, 1996 to 200 at June 29, 1997 constituted the remainder of the 12.3% sales increase for the quarter.

2.    Gross Profit

      Gross profit increased 20.4% (or $6,534) from $31,956 for the 13 weeks ended June 30, 1996 to $38,490 for the 13 weeks ended June 29, 1997, reflecting increased sales discussed above and improved gross profit margin. Gross profit margin increased from 32.5% of sales in the 1996 quarter to 34.9% of sales this year. The improvement in gross profit margin for the 13 weeks ended June 29, 1997 reflected positive comparisons in the majority of the Company's product categories.

3.    Operating Expenses

      Selling and administrative expenses increased 9.9% (or $2,514) from $25,318 for the 13 weeks ended June 30, 1996 to $27,832 for the 13 weeks ended June 29, 1997. This increase resulted primarily from wage inflation and an increase in the Company's store base from 193 stores last year to 200 at the end of June 1997. When measured as a percentage of sales, selling and administrative expenses decreased from 25.8% of sales for the 1996 period to 25.2% of sales in the 1997 period, reflecting management's continued focus on controlling expenses and its leveraging of fixed costs due to increased sales.

      Depreciation and amortization decreased 17.4% (or $428) from $2,459 for the prior year period to $2,031 for the 13 weeks ended June 29, 1997. This decrease reflected reduced capital spending as the Company temporarily reduced its store growth program in 1996. During 1997, the Company has resumed its historical store growth program with plans to open 14 to 16 new stores during the year. The decrease also reflected an increase in the amortization term of the Company's leasehold interest write-up from 10 years to 13 1/2 years.

4.    Interest Expense, Net

      Interest expense, net decreased 7.6% (or $221) from $2,927 for the prior year period to $2,706 for the 13 weeks ended June 29, 1997. This decrease reflected lower average borrowing levels on the Company's revolving credit facility during the current year period resulting from improved earnings, a continued focus on inventory levels, and the Company's reduced level of store growth in 1996 compared to prior years. The Company's revolving debt balance was $59,113 at June 29, 1997 versus a balance of $63,456 at June 30, 1996.

5.    Net Income

      Net income for the 13 weeks ended June 29, 1997 increased 372.9% (or $4,669) from $1,252 for the 13 weeks ended June 30, 1996 to $5,921 for 13 weeks ended June 29, 1997. This improvement reflects the very positive sales and gross profit results achieved during the 13 weeks ended June 29, 1997.

6.    Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

      EBITDA increased 60.6% (or $4,020) from $6,638 for the 13 weeks ended June 30, 1996 to $10,658 for the 13 weeks ended June 29, 1997. Increased same store sales, gross margin and operating efficiencies were the primary factors contributing to the significant improvement.



26 WEEKS ENDED JUNE 29, 1997 VERSUS 26 WEEKS ENDED JUNE 30, 1996

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


                                                            26 Weeks Ended
                                           -----------------------------------------------------

                                                June 29, 1997                 June 30, 1996
                                           ----------------------       ------------------------

Net sales                                  $    207,098     100.0%      $    189,833       100.0%
Cost of goods sold, buying and
      occupancy                                 138,401      66.8            130,148        68.6
                                           ------------     -----       ------------       -----
Gross profit                                     68,697      33.2             59,685        31.4
                                           ------------     -----       ------------       -----

Operating expenses:
      Selling and administration                 54,071      26.1             50,660        26.7
      Depreciation and amortization               3,998       2.0              4,799         2.5
                                           ------------     -----       ------------       -----
          Total operating expense                58,069      28.1             55,459        29.2
                                           ------------     -----       ------------       -----

Operating income                                 10,628       5.1              4,226         2.2
Interest expense, net                             5,417       2.6              5,889         3.1
                                           ------------     -----       ------------       -----
Net income (loss) before income
  taxes and extraordinary loss                    5,211       2.5             (1,663)       (0.9)
Income taxes                                        -.-       -.-                -.-         -.-
                                           ------------     -----       ------------       -----
Net income (loss) before
  extraordinary loss                              5,211       2.5             (1,663)       (0.9)
Extraordinary (loss) from
  early extinguishment of debt                      -.-       -.-             (2,222)       (1.1)
                                           ------------     -----       ------------       -----

Net income (loss)                          $      5,211       2.5%      $     (3,885)       (2.0)%
                                           ============     =====       ============       =====

EBITDA (a)                                 $     14,626       7.1%      $      9,025         4.8%


(a) EBITDA represents net income (loss) before taking into consideration interest expense, net, income tax expense, depreciation expense, amortization expense, non-cash rent expense and extraordinary loss from early extinguishment of debt.

1.    Net Sales

      Net sales increased 9.1% (or $17,265) from $189,833 reported for the 26 weeks ended June 30, 1996 to $207,098 for the 26 weeks ended June 29, 1997. Same store sales increased 7.5% compared with the same period last year, reflecting improved economic conditions in the regions in which the Company operates, together with strong advertising and merchandising programs. Sales attributable to an increase in store count from 193 at June 30, 1996 to 200 at June 29, 1997 constituted the remainder of the 9.1% sales increase for the 26 week period.

2.    Gross Profit

      Gross profit increased 15.1% (or $9,012) from $59,685 for the 26 weeks ended June 30, 1996 to $68,697 for the 26 weeks ended June 29, 1997, reflecting increased sales discussed above and improved gross profit margin. Gross profit margin increased from 31.4% of sales for the first six month period in 1996 to 33.2% for the comparable first six month period this year. The improvement in gross profit margin for the 26 weeks ended June 29, 1997 reflected positive comparisons in the majority of the Company's product categories.

3.    Operating Expenses

      Selling and administrative expenses increased 6.7% (or $3,411) from $50,660 for the 26 weeks ended June 30, 1996 to $54,071 for the 26 weeks ended June 29, 1997. This increase resulted primarily from wage inflation and an increase in the Company's store base from 193 stores last year to 200 at the end of June 1997. When measured as a percentage of sales, selling and administrative expenses decreased from 26.7% of sales for the 1996 period to 26.1% of sales in the 1997 period, reflecting management's continued focus on controlling expenses and its leveraging of fixed costs due to increased sales.

      Depreciation and amortization decreased 17.0% (or $801) from $4,799 for the prior year period to $3,998 for the 26 weeks ended June 29, 1997. This decrease reflected reduced capital spending as the Company temporarily reduced its store growth program in 1996. During 1997, the Company has resumed its historical store growth program with plans to open 14 to 16 new stores during the year. The decrease also reflected a reduction in leasehold interest amortization resulting from the sale/leaseback of the Company's Fontana distribution center last year and an increase in the amortization term of the Company's leasehold interest write-up from 10 years to 13 1/2 years.

4.    Interest Expense, Net

      Interest expense, net decreased 8.0% (or $472) from $5,889 for the prior year period to $5,417 for the 26 weeks ended June 29, 1997. This decrease reflected lower average borrowing levels on the Company's revolving credit facility during the current year period resulting from improved earnings, a continued focus on inventory levels, and the Company's reduced level of store growth in 1996 compared to prior years. The Company's revolving debt balance was $59,113 at June 29, 1997 versus a balance of $63,456 at June 30, 1996.

5.    Extraordinary Loss from Early Extinguishment of Debt

      During the 26 weeks ended June 30, 1996, the Company refinanced its indebtedness under a prior credit facility with borrowings under a new facility with the CIT Group/Business Credit, Inc.. In connection with the refinancing, the Company accelerated amortization of $1,062 of certain fees and paid $1,160 in prepayment premium and other fees. Accordingly, a charge of $2,222 was recorded as an extraordinary loss for the 26 weeks ended June 30, 1996. No such event occurred during the 26 weeks ended June 29, 1997.

6.    Net Income/(Loss)

      Net income for the 26 weeks ended June 29, 1997 increased $9,096 from a net loss of $3,885 for the 26 weeks ended June 30, 1996 to a net income of $5,211 for 26 weeks ended June 29, 1997. This improvement reflects the very positive sales and gross profit results achieved during the 26 weeks ended June 29, 1997.

7.    Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

      EBITDA increased 62.1% (or $5,601) from $9,025 for the 26 weeks ended June 30, 1996 to $14,626 for the 26 weeks ended June 29, 1997. Increased same store sales, gross margin and operating efficiencies were the primary factors contributing to the significant improvement.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has a credit agreement with The CIT Group/Business Credit, Inc. (the "CIT Credit Agreement"), which provides the Company with a three-year, non-amortizing, $100,000 revolving debt facility (the "CIT Facility"). The CIT Facility bears interest at a rate of LIBOR plus 2.5%, or the Chemical Bank prime lending rate plus .75%, is secured by trade accounts receivable, merchandise inventories and general intangible assets (as defined) of the Company, and has a borrowing limit, including advances, outstanding letters of credit and unreimbursed drawings under letters of credit at any time equal to the lesser of $100,000 and the Borrowing Base. The Borrowing Base is equal to 65% of the aggregate value of Eligible Inventory (as defined) from time to time. As of June 29, 1997, the Company maintained eligible inventory of $142,628 with an aggregate balance of $59,113 outstanding under the CIT facility. This balance compares to an aggregate balance of $63,456 outstanding on June 30, 1996. The Company is in compliance with all of the covenants under the CIT Credit Agreement.

      As of June 29, 1997, the Company maintained a cash and cash equivalents balance of $3,715 versus a balance of $1,062 at June 30, 1996.

      Net cash used in operating activities was $8,192 for the 26 weeks ended June 29, 1997 versus cash provided of $145 for the 26 weeks ended June 30, 1996. The primary factor in the increase in cash requirements for this year's period was increased inventory purchases as the Company normalized its inventory purchasing after a planned program which resulted in reduced inventory purchases in prior year periods. Net cash used in investing activities of $2,003 during the 1997 period compared to net cash provided by investing activities of $4,002 for the 26 weeks ended June 30, 1996. Last year's cash flow benefitted from the positive impact of $4,990 in net proceeds from the sale/leaseback of the Company's Fontana distribution center. The cumulative effect of net cash used in operating activities and net cash provided by investing activities resulted in net cash required from financing activities of $9,113 for the 26 weeks ended June 29, 1997 versus net cash repayments related to financing activities of $6,283 for the 26 weeks ended June 30, 1996, and a decrease in cash and cash equivalents of $1,082 versus $2,136 for the comparable 26 week periods in 1997 and 1996, respectively.

      The Company believes that net cash provided by operating activities and borrowings under the CIT Facility will be sufficient to fund anticipated capital expenditures and working capital requirements for the foreseeable future.

IMPACT OF INFLATION

      Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on its results of operations during the 26 weeks ended June 29, 1997.


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




                                   UNITED MERCHANDISING CORP.,
                                   A CALIFORNIA CORPORATION








Date: 08/11/97                     By:  /S/ STEVEN G. MILLER
      --------                          ---------------------------------------
                                   Steven G. Miller
                                   President and
                                   Chief Operating Officer






Date: 08/11/97                     By:  /S/ CHARLES P. KIRK
      --------                          ---------------------------------------
                                   Charles P. Kirk
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)