Form 10-Q
period 1997-09-28
UNITED MERCHANDISING CORP
filed 1997-10-28
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 28, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934.


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

                           UNITED MERCHANDISING CORP.

                                      INDEX
                                                                        Page No.
                                                                        --------

Title Page                                                                  1

Index                                                                       2

PART I -FINANCIAL INFORMATION

    Item 1.    Financial Statements (Unaudited)

               Balance Sheets - September 28, 1997 and
               December 29, 1996                                            3

               Statements of Operations -
               3 months and 9 months ended September 28, 1997 and
               September 29, 1996                                           4

               Statements of Cash Flows -
               9 months ended September 28, 1997 and
               September 29, 1996                                           5

               Notes to Financial Statements                                6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7-12

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                            13

     Item 2.   Changes in Securities                                        13

     Item 3.   Defaults Upon Senior Securities                              13

     Item 4.   Submission of Matters to a Vote of
                  Security-Holders                                          13

     Item 5.   Other Information                                            13

     Item 6.   Exhibits and Reports on Form 8-K                            13-15


SIGNATURES                                                                  16

                           UNITED MERCHANDISING CORP.

                                 Balance Sheets
                             (Dollars in Thousands)

                                                             September 28,     December 29,
                                                                 1997              1996
                                                             ------------      -----------
                                                             (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                    $     416     $   4,797
   Trade & other receivables, net of allowance for
      doubtful accounts of $397 and $464, respectively              2,232         4,054
   Merchandise inventories                                        146,513       134,886
   Prepaid expenses                                                   865         1,031

                                                                ---------     ----------
                    Total current assets                          150,026       144,768
                                                                ---------     ----------

Property and equipment:
   Land                                                               186           186
   Buildings, improvements, furniture and equipment                47,064        44,423
   Less accumulated depreciation and
      amortization                                                (20,487)      (17,079)
                                                                ---------     ---------
                    Net property and equipment                     26,763        27,530
                                                                ---------     ---------


Deferred income taxes, net                                          4,995         1,700
Leasehold interest, net of amortization of $13,441 and
   $12,117, respectively                                           15,051        16,375
Other assets, at cost, less accumulated
   amortization of $1,208 and $713, respectively                    1,539         1,829
Goodwill, less accumulated amortization of
   $1,063 and $878, respectively                                    5,482         5,667
                                                                ---------     ---------
                                                                $ 203,856     $ 197,869
                                                                =========     =========



Liabilities  and stockholder's equity

Current liabilities:
     Accounts payable                                           $  44,453     $  44,239
     Accrued expenses                                              26,015        30,101
                                                                ---------     ---------
                    Total current liabilities                      70,468        74,340
Deferred rent                                                       5,793         5,224
Long-term debt                                                     87,226        86,450
                                                                ---------     ---------
                     Total liabilities                            163,487       166,014
                                                                ---------     ---------


Commitments and contingencies



Stockholder's equity

     Common stock, no par value.  Authorized 2,500 shares;
      issued and outstanding 1,300 shares                          35,103        35,080
     Retained Earnings (accumulated deficit)                        5,266        (3,225)
                                                                ---------     ---------
                    Total stockholder's equity                     40,369        31,855
                                                                ---------     ---------
                                                                $ 203,856     $ 197,869
                                                                =========     =========


See accompanying notes to unaudited financial statements.

                           UNITED MERCHANDISING CORP.


                            Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)


                                            Three Months Ended                          Nine Months Ended
                                     ------------------------------------      -----------------------------------
                                     September 28, 1997 September 29, 1996     September 28, 1997 September 29, 1996
                                     -----------------  -----------------      ----------------   ----------------

Net sales                                   $ 117,079        $ 106,523                $ 324,177        $ 296,356
Cost of goods sold, buying and
    occupancy                                  80,274           73,310                  218,675          203,420
                                            ---------        ---------                ---------        ---------

Gross profit                                   36,805           33,213                  105,502           92,936
                                            ---------        ---------                ---------        ---------

Operating expenses:
    Selling and administrative                 28,532           25,953                   82,603           76,651
    Depreciation and amortization               2,089            2,310                    6,087            7,109
                                            ---------        ---------                ---------        ---------

      Total operating expenses                 30,621           28,263                   88,690           83,760
                                            ---------        ---------                ---------        ---------

      Operating income                          6,184            4,950                   16,812            9,176

Interest expense                                2,495            2,700                    7,913            8,589

                                            ---------        ---------                ---------        ---------
    Income before income taxes
        and extraordinary loss                  3,689            2,250                    8,899              587

Income taxes                                      408             --                        408             --
                                            ---------        ---------                ---------        ---------

    Net income before extraordinary
        loss                                    3,281            2,250                    8,491              587
Extraordinary loss from early
    extinguishment of debt                       --               --                       --             (2,222)
                                            ---------        ---------                ---------        ---------

                   Net income (loss)        $   3,281        $   2,250                $   8,491        $  (1,635)
                                            =========        =========                =========        =========




See accompanying notes to unaudited financial statements.

                           UNITED MERCHANDISING CORP.

                             Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                           Nine Months Ended
                                                                 ---------------------------------------
                                                                 September 28, 1997   September 29, 1996
                                                                 ------------------   ------------------

Cash flows from operating activities:
  Net income (loss)                                                   $   8,491            $  (1,635)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                       6,087                7,109
      Extraordinary loss from early extinguishment of debt                  --                 2,222
      Amortization of deferred finance charges                              495                  454
      Deferred tax benefit                                               (3,295)                 --

        Change in assets and liabilities:
          Merchandise inventories                                       (11,627)               1,139
          Trade & other receivables                                       1,822                1,855
          Prepaid expenses and other assets                                 (54)                (153)
          Accounts payable                                                  214                 (679)
          Accrued expenses                                               (4,086)              (2,785)
                                                                       --------            ---------

                Net cash (used in) provided by operating activities      (1,953)               7,527
                                                                       --------            ---------

Cash flows from investing activities:
  Purchases of property and equipment                                    (3,227)              (1,555)
  Purchases of assets held pending sale and leaseback                       --                (8,910)
  Proceeds from sale of property and equipment                              --                13,900
                                                                       --------            ---------

                 Net cash (used in) provided by
                        investing activities                             (3,227)               3,435
                                                                     ----------            ---------

Cash flows from financing activities:
   Net borrowings/(repayments) under revolving credit facilities            776               (8,176)
   Debt issuance costs                                                      --                (1,434)
   Debt prepayments                                                         --                (1,160)
   Other                                                                     23                  --
                                                                     ----------            ---------

                Net cash provided by (used in)
                     financing activities                                   799              (10,770)
                                                                     ----------            ---------

                Net (decrease) increase in cash and cash
                     equivalents                                        (4,381)                 192


Cash and cash equivalents at beginning of period                         4,797                3,198
                                                                     ----------            ---------

 Cash and cash equivalents at end of period                          $      416            $   3,390
                                                                     ==========            =========



See accompanying notes to unaudited financial statements.

                           UNITED MERCHANDISING CORP.

                    Notes to Unaudited Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION

1. In the opinion of management of United Merchandising Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and in accordance with generally accepted accounting principles the financial position and cash flows as of and for the period ended September 28, 1997.

2. These unaudited financial statements should be read in conjunction with the Company's 1996 audited financial statements included in the Company's Report on Form 10-K.

3. In October 1997, Big 5 Corporation ("the Parent"), the senior management of the Company and the principal stockholders, agreed to enter into a Plan of Recapitalization and Stock Repurchase Agreement ("Recapitalization"). The following transactions directly effecting the Company will result from the Recapitalization: (i) the Company will offer $130.0 million of senior subordinated notes; (ii) the Company will defease and repay its existing senior subordinated notes (old notes); (iii) the Company will amend its Revolving Credit Facility; (iv) the Company will dividend approximately $86.6 million to its Parent.

    The Company expects to incur transaction fees of approximately $5.3 million related to the offering of the $130.0 million of senior subordinated notes, and $0.3 million related to the amendment of the Revolving Credit Facility. The Company will incur a write-off approximately $0.6 million of deferred financing fees related to the defeasance and repayment of the old note.

4.  The Company is being reincorporated in Delaware as Big 5 Corp.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Thousands)


RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire year.


THREE MONTHS ENDED SEPTEMBER 28, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 29,
1996

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.



                                                        Three Months Ended
                                         ------------------------------------------------
                                           September 28, 1997        September 29, 1996
                                         ---------------------      ---------------------

Net sales                                $117,079       100.0%      $106,523       100.0%
Cost of goods sold, buying and
      occupancy                            80,274        68.6         73,310        68.8
                                         --------       -----       --------       -----
Gross profit                               36,805        31.4         33,213        31.2
                                         --------       -----       --------       -----

Operating expenses:
      Selling and administrative           28,532        24.4         25,953        24.4
      Depreciation and amortization         2,089         1.8          2,310         2.2
                                         --------       -----       --------       -----
          Total operating expense          30,621        26.2         28,263        26.6
                                         --------       -----       --------       -----

          Operating income                  6,184         5.2          4,950         4.6
Interest expense                            2,495         2.1          2,700         2.5
                                         --------       -----       --------       -----
Income before taxes                         3,689         3.1          2,250         2.1
Income taxes                                  408         0.3             --          --
                                         --------       -----       --------       -----

          Net income                     $  3,281         2.8%      $  2,250         2.1%
                                         ========       =====       ========       =====

          EBITDA(a)                      $  8,273         7.1%      $  7,260        6.8%



----------
(a) EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense and non-cash rent expense charge (included in depreciation).

1.  Net Sales

    Net sales increased 9.9% (or $10.6 million) from $106.5 million reported for the three months ended September 29, 1996 to $117.1 million for the three months ended September 28, 1997. Same store sales increased 6.3% compared with the same period last year, reflecting improved economic conditions in the regions in which the Company operates, together with continuing refinements in advertising and merchandising programs partially resulting from utilization of the management tools derived from the Company's enhanced information systems. Sales attributable to an increase in store count from 193 at September 29, 1996 to 202 at September 28, 1997 constituted the remainder of the 9.9% sales increase for the three month period.

2.  Gross Profit

    Gross profit increased 10.8% (or $3.6 million) from $33.2 million for the three months ended September 29, 1996 to $36.8 million for the three months ended September 28, 1997, reflecting increased sales discussed above and improved gross profit margin. Gross profit margin increased from 31.2% of sales for the three month period in 1996 to 31.4% for the comparable three month period this year. The improvement is a result of leveraging of fixed costs due to increased sales.

3.  Operating Expenses

    Selling and administrative expenses increased 9.6% (or $2.5 million) from $26.0 million for the three months ended September 29, 1996 to $28.5 million for the three months ended September 28, 1997. As a percentage of sales, selling and administrative expenses remained at 24.4% of sales for the 1996 and 1997 periods.

    Depreciation and amortization decreased 8.7% (or $0.2 million) from $2.3 million for the prior year period to $2.1 million for the three months ended September 28, 1997. The decrease reflected primarily a reduction in leasehold improvements amortization resulting from the sale/leaseback of the Company's Fontana distribution center in the prior year and an increase in the amortization term of the Company's leasehold interests.

4.  Interest Expense

    Interest expense decreased 7.4% (or $0.2 million) from $2.7 million for the prior year period to $2.5 million for the nine months ended September 28, 1997. This decrease reflected lower average borrowing levels on the Company's revolving credit facility during the current year period resulting primarily from improved earnings. The Company's revolving debt balance was $50.8 million at September 28, 1997 versus a balance of $59.0 million at September 29, 1996. The decrease also reflected a .75% reduction in the rate of interest payable on revolving debt balances resulting from an amendment to the Company's revolving credit facility effective August 11, 1997 (see "Liquidity and Capital Resources").

5.  Income Taxes

    The Company recorded an income tax provision against operations of $0.4 million for the three months ended September 28, 1997 versus no tax provision for the same period last year.

6.  Net Income

    Net income for the three months ended September 28, 1997 increased 43.5%
    (or $1.0 million) from $2.3 million for the three months ended September 29, 1996 to $3.3 million for the three months ended September 28, 1997. This improvement reflects the positive sales results achieved during the three months ended September 28, 1997.

7.  Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

    EBITDA increased 13.7% (or $1.0 million) from $7.3 million for the three months ended September 29, 1996 to $8.3 million for the three months ended September 28, 1997. This improvement reflects the positive sales results achieved during the three months ended September 28, 1997.


NINE MONTHS ENDED SEPTEMBER 28, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 29, 1996

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                 Nine Months Ended
                                   ---------------------------------------------
                                    September 28, 1997       September 29, 1996
                                   --------------------      -------------------
Net sales                           $324,177      100.0%    $296,356      100.0%
Cost of goods sold, buying and
 occupancy                           218,675       67.5      203,420       68.6
                                    --------     ------      -------     ------
Gross profit                         105,502       32.5       92,936       31.4
                                    --------     ------      -------     ------

Operating expenses:
   Selling and administrative         82,603       25.5       76,651       25.9
   Depreciation and amortization       6,087        1.8        7,109        2.4
                                    --------     ------      -------     ------
      Total operating (expense)       88,690       27.3       83,760       28.3
                                    --------     ------      -------       ----
      Operating income                16,812        5.2        9,176        3.1
Interest expense                       7,913        2.5        8,589        2.9
                                    --------     ------      -------       ----
      Net income (loss) before
         income taxes and
         extraordinary loss            8,899        2.7          587        0.2
Income taxes                             408        0.1          -.-        -.-
                                    --------     ------      -------       ----
      Net income (loss) before
         extraordinary loss            8,491        2.6           587       0.2
Extraordinary (loss) from
   early extinguishment of debt         -.-         -.-        (2,222)     (0.8)
                                    --------     -------     --------    ------
      Net income (loss)             $  8,491        2.6%     $ (1,635)     (0.6%
                                    ========     =======     ========    ======

      EBITDA (a)                    $ 22,899        7.1%     $ 16,285       5.5%

(a) EBITDA represents net income (loss) before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (included in depreciation) and extraordinary loss from early extinguishment of debt.

1.  Net Sales

    Net sales increased 9.4% (or $27.8 million) from $296.4 million reported for the nine months ended September 29, 1996 to $324.2 million for the nine months ended September 28, 1997. Same store sales increased 7.1% compared with the same period last year, reflecting improved economic conditions in the regions in which the Company operates, together with continuing refinements in advertising and merchandising programs partially resulting from improved utilization of the management tools derived from the Company's information systems. Sales attributable to an increase in store count from 193 at September 29, 1996 to 202 at September 28, 1997 constituted the remainder of the 9.4% sales increase for the nine month period.

2.  Gross Profit

    Gross profit increased 13.6% (or $12.6 million) from $92.9 million for the nine months ended September 29, 1996 to $105.5 million for the nine months ended September 28, 1997, reflecting increased sales (as discussed above) and improved gross profit margin. Gross profit margin increased from 31.4% of sales for the nine month period ended September 29, 1996 to 32.5% for the comparable nine month period this year. The improvement is a result of positive comparisons of gross profit margins in the majority of the Company's product categories and improved store inventory shrink results, both of which were aided by the Company's enhanced information systems.

3.  Operating Expenses

    Selling and administrative expenses increased 7.7% (or $5.9 million) from $76.7 million for the nine months ended September 29, 1996 to $82.6 million for the nine months ended September 28, 1997. As a percentage of sales, selling and administrative expenses decreased from 25.9% of sales for the 1996 period to 25.5% of sales in the 1997 period, reflecting management's continued focus on controlling expenses and its leveraging of fixed costs due to increased sales.

    Depreciation and amortization decreased 14.1% (or $1.0 million) from $7.1 million for the prior year period to $6.1 million for the nine months ended September 28, 1997. The decrease reflected primarily a reduction in leasehold improvements amortization resulting from the sale/leaseback of the Company's Fontana distribution center in the prior year and an increase in the amortization term of the Company's leasehold interests.

4.  Interest Expense

    Interest expense decreased 8.1% (or $0.7 million) from $8.6 million for the prior year period to $7.9 million for the nine months ended September 28, 1997. This decrease reflected lower average borrowing levels on the Company's revolving credit facility during the current year period resulting from improved earnings and a continued focus on managing inventory levels. The Company's revolving debt balance was $50.8 million at September 28, 1997 versus a balance of $59.0 million at September 29, 1996. The decrease also reflected a .75% reduction in the rate of interest payable on revolving debt balances resulting from an amendment to the Company's revolving credit facility effective August 11, 1997 (see "Liquidity and Capital Resources").

5.  Income Taxes

    The Company recorded an income tax provision against operations of $0.4 million for the nine months ended September 28, 1997 versus no tax provision for the same period last year.

6.  Extraordinary Loss from Early Extinguishment of Debt

    During the nine months ended September 29, 1996, the Company refinanced its indebtedness under a prior credit facility with borrowings under a new facility with the CIT Group/Business Credit, Inc.. In connection with the refinancing, the Company accelerated amortization of $1.0 million of certain fees and paid $1.2 million in prepayment premiums and other fees. Accordingly, a charge of $2.2 million was recorded as an extraordinary loss for the nine months ended September 29, 1996. No such event occurred during the nine month period this year.

7.  Net Income (Loss)

    Net income for the nine months ended September 28, 1997 increased $10.1 million from a net loss of $1.6 million for the nine months ended September 29, 1996 to a net income of $8.5 million for the nine months ended September 28, 1997. This improvement reflects the very positive sales and gross profit results achieved during the nine months ended September 28, 1997.

8.  Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

    EBITDA increased 40.5% (or $6.6 million) from $16.3 million for the nine months ended September 29, 1996 to $22.9 million for the nine months ended September 28, 1997. Increased same store sales, gross margin and operating efficiencies were the primary factors contributing to the significant improvement.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has a credit agreement with the CIT Group/Business Credit, Inc. (the "CIT Credit Agreement"), which provides the Company with a three-year, non-amortizing, $100 million revolving debt facility (the "CIT Facility"). Prior to August 11, 1997, the CIT Facility bore interest at a rate of LIBOR plus 2.5%, or the Chemical Bank prime lending rate plus .75%. Effective August 11, 1997, the CIT Credit Agreement was amended changing the interest rate charged the Company to LIBOR plus 1.75%, or the Chase Manhattan Bank's rate. The CIT Facility is secured by trade accounts receivable, merchandise inventories and general intangible assets (as defined) of the Company, and has a borrowing limit, including advances, outstanding letters of credit and unreimbursed drawings under letters of credit at any time equal to the lesser of $100 million and the Borrowing Base. The Borrowing Base is equal to 65% of the aggregate value of Eligible Inventory (as defined) from time to time. As of September 28, 1997, the Company maintained eligible inventory of $137.3 million with an aggregate balance of $50.8 million outstanding under the CIT facility. This balance compares to an aggregate balance of $59.0 million outstanding on September 29, 1996. The Company is in compliance with all of the covenants under the CIT Credit Agreement.

     Net cash used in operating activities was $1.9 million in the nine months ended September 28, 1997 compared to cash provided from operating activities of $7.5 million in the nine months ended September 29, 1996. The change between periods was primarily due to increased inventory purchases as the Company normalized its inventory purchasing after the planned inventory reduction program which resulted in reduced purchases in prior year periods.

     Nine months 1996 cash flow also benefited from the receipt of $5.0 million in net proceeds from the sale/leaseback of the Company's Fontana, California distribution center and Culver City, California store.

     Capital expenditures for the nine months ended September 28, 1997 were $3.2 million. During this period the Company has opened six new stores. Capital expenditures are expected to be approximately $2.2 million for the remainder of Fiscal 1997 as the Company returns to its historical new store growth program by opening a total of 14 new stores in Fiscal 1997. Management expects capital expenditures for Fiscal 1998 will be approximately $6.0 to $7.5 million and will be used primarily to fund the opening of 15 to 20 new stores. The Company's store format requires a low investment in fixtures and equipment (approximately $250,000), working capital (approximately $500,000, of which one-third is typically financed by vendors) and real estate (leased, "built-to-suit") locations.

     Net cash provided by financing activities was $0.8 million for the nine months ended September 28, 1997 reflecting increased borrowings under the Company's CIT Facility. As of September 28, 1997, there were borrowings of $50.8 million and letter of credit commitments of $9.6 million outstanding under the existing CIT revolving credit facility, and the Company's cash and cash equivalents balance was $0.4 million versus a balance of $3.4 million at September 29, 1996

     The Company believes that net cash provided by operating activities and borrowings under the CIT Credit Facility will be sufficient to fund anticipated capital expenditures and working capital requirements for the foreseeable future.



IMPACT OF INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on its results of operations during the 39 weeks ended September 28, 1997.


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

4.6* Form of Amendment of Registration Rights Agreement among the Company, Big 5 Holdings and Holders of the Senior Notes extension of Effectiveness Date).

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

10.6(b)***  Lease among the Company (Lessee) and the State of
            Wisconsin Investment Board (Lessor) dated as of
            March 5,1996.

21          Subsidiaries of the Company:  None

27          Financial Data Schedule.



----------

*     Incorporated by reference to the Company's Registration
      Statement on Form S-4 (file no.33- 61096)  effective as of June
      29, 1993.

  ** Incorporated by reference to the Company's report on Form 10-K for the year ended January 1, 1995.

  *** Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1995.

      (b)   Reports on Form 8-k
            None.





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

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




                                        UNITED MERCHANDISING CORP.,
                                        A CALIFORNIA CORPORATION









Date: 10/28/97                             By: /s/ STEVEN G. MILLER
                                               ---------------------------
                                           Steven G. Miller
                                           President and
                                           Chief Operating Officer







Date: 10/28/97                             By: /s/ CHARLES P. KIRK
                                              ------------------------------
                                              Charles P. Kirk
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX


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

4.6* Form of Amendment of Registration Rights Agreement among the Company, Big 5 Holdings and Holders of the Senior Notes extension of Effectiveness Date).

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

10.6(b)***  Lease among the Company (Lessee) and the State of
            Wisconsin Investment Board (Lessor) dated as of
            March 5,1996.

21          Subsidiaries of the Company:  None

27          Financial Data Schedule.

----------
    * Incorporated by reference to the Company's Registration
      Statement on Form S-4 (file no.33- 61096)  effective as of June
      29, 1993.

   ** Incorporated by reference to the Company's report on Form 10-K for the year ended January 1, 1995.

  *** Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1995.