Form 10-Q/A
period 1997-09-28
BIG 5 CORP /CA/
filed 1998-02-13
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

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

                                  BIG 5 CORP.
                        FKA: UNITED MERCHANDISING CORP.
             (Exact name of registrant as specified in its charter)
                                   California
                            (State of Incorporation)
                                   95-1854273
                     (I.R.S employer identification number)
                         2525 EAST EL SEGUNDO BOULEVARD
                          EL SEGUNDO, CALIFORNIA 90245
                                 (310) 536-0611
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)



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

                                  BIG 5 CORP.
                        FKA: UNITED MERCHANDISING CORP.

                                      INDEX


                                                                                                Page No.
                                                                                                --------
Title Page                                                                                         1

Index                                                                                              2

PART I -FINANCIAL INFORMATION

    Item 1.       Financial Statements (Unaudited)

                  Balance Sheets - September 28, 1997 and
                  December 29, 1996                                                                3

                  Statements of Operations -
                  3 months and 9 months ended September 28, 1997 and
                  September 29, 1996                                                               4

                  Statements of Cash Flows -
                  9 months ended September 28, 1997 and
                  September 29, 1996                                                               5

                  Unaudited Pro Forma Condensed Balance Sheet -
                  As of September 28, 1997                                                         6

                  Notes to Financial Statements                                                    7-8

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              9-14


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                15

     Item 2.      Changes in Securities                                                            15

     Item 3.      Defaults Upon Senior Securities                                                  15

     Item 4.      Submission of Matters to a Vote of
                     Security-Holders                                                              15

     Item 5.      Other Information                                                                15

     Item 6.      Exhibits and Reports on Form 8-K                                                 15-17


SIGNATURES                                                                                         18

                                  BIG 5 CORP.
                        FKA: UNITED MERCHANDISING CORP.

                                 Balance Sheets

                             (Dollars in Thousands)


                                                               September 28,    December 29,
                                                                   1997             1996
                                                                 ---------        ---------
Assets                                                          (Unaudited)

Current assets:
   Cash and cash equivalents                                     $     416        $   4,797
   Trade & other receivables, net of allowance for
      doubtful accounts of $397 and $464, respectively               2,232            4,054
   Merchandise inventories                                         146,513          134,886
   Prepaid expenses                                                    865            1,031
                                                                 ---------        ---------
                    Total current assets                           150,026          144,768
                                                                 ---------        ---------

Property and equipment:
   Land                                                                186              186
   Buildings, improvements, furniture and equipment                 47,064           44,423
   Less accumulated depreciation and
      amortization                                                 (20,487)         (17,079)
                                                                 ---------        ---------

                    Net property and equipment                      26,763           27,530
                                                                 ---------        ---------


Deferred income taxes, net                                           4,995            1,700
Leasehold interest, net of amortization of $13,441 and
   $12,117, respectively                                            15,051           16,375
Other assets, at cost, less accumulated
   amortization of $1,208 and $713, respectively                     1,539            1,829
Goodwill, less accumulated amortization of
   $1,063 and $878, respectively                                     5,482            5,667
                                                                 ---------        ---------
                                                                 $ 203,856        $ 197,869
                                                                 =========        =========

Liabilities  and stockholder's equity

Current liabilities:
     Accounts payable                                            $  44,453        $  44,239
     Accrued expenses                                               26,015           30,101

                                                                 ---------        ---------
                    Total current liabilities                       70,468           74,340


Deferred rent                                                        5,793            5,224
Long-term debt                                                      87,226           86,450
                                                                 ---------        ---------
                     Total liabilities                             163,487          166,014
                                                                 ---------        ---------

Commitments and contingencies

Stockholder's equity

     Common stock, no par value.  Authorized 2,500 shares;
      issued and outstanding 1,300 shares                           35,103           35,080
     Retained Earnings (accumulated deficit)                         5,266           (3,225)
                                                                 ---------        ---------


                    Total stockholder's equity                      40,369           31,855

                                                                 ---------        ---------

                                                                 $ 203,856        $ 197,869
                                                                 =========        =========


See accompanying notes to unaudited financial statements

                                  BIG 5 CORP.
                        FKA: UNITED MERCHANDISING CORP.


                            Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)


                                                   Three Months Ended                               Nine Months Ended
                                              ------------------------------                 ------------------------------
                                          September 28, 1997   September 29, 1996       September 28, 1997    September 29, 1996
                                              ---------            ---------                 ---------            ---------
Net sales                                     $ 117,079            $ 106,523                 $ 324,177            $ 296,356
Cost of goods sold, buying and
    occupancy                                    80,274               73,310                   218,675              203,420
                                              ---------            ---------                 ---------            ---------

Gross profit                                     36,805               33,213                   105,502               92,936
                                              ---------            ---------                 ---------            ---------

Operating expenses:
    Selling and administrative                   28,532               25,953                    82,603               76,651
    Depreciation and amortization                 2,089                2,310                     6,087                7,109
                                              ---------            ---------                 ---------            ---------

      Total operating expenses                   30,621               28,263                    88,690               83,760
                                              ---------            ---------                 ---------            ---------

      Operating income                            6,184                4,950                    16,812                9,176

Interest expense                                  2,495                2,700                     7,913                8,589

                                              ---------            ---------                 ---------            ---------
    Income before income taxes
        and extraordinary loss                    3,689                2,250                     8,899                  587

Income taxes                                        408                   --                       408                   --
                                              ---------            ---------                 ---------            ---------

    Net income before extraordinary
        loss                                      3,281                2,250                     8,491                  587
Extraordinary loss from early
    extinguishment of debt                           --                   --                        --               (2,222)
                                              ---------            ---------                 ---------            ---------

                      Net income (loss)       $   3,281            $   2,250                 $   8,491            $  (1,635)
                                              =========            =========                 =========            =========


See accompanying notes to unaudited financial statements.

                                  BIG 5 CORP.
                        FKA: UNITED MERCHANDISING CORP.

                             Statement of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                              Nine Months Ended
                                                                       ------------------------------
                                                                  September 28, 1997    September 29, 1996
                                                                       --------              --------
Cash flows from operating activities:
  Net income (loss)                                                    $  8,491              $ (1,635)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                     6,087                 7,109
        Extraordinary loss from early extinguishment of debt                 --                 2,222
        Amortization of deferred finance charges                            495                   454
        Deferred tax benefit                                             (3,295)                   --

        Change in assets and liabilities:
          Merchandise inventories                                       (11,627)                1,139
          Trade & other receivables                                       1,822                 1,855
          Prepaid expenses and other assets                                 (54)                 (153)
          Accounts payable                                                  214                  (679)
          Accrued expenses                                               (4,086)               (2,785)
                                                                       --------              --------

         Net cash (used in) provided by operating activities             (1,953)                7,527

                                                                       --------              --------

Cash flows from investing activities:
  Purchases of property and equipment                                    (3,227)               (1,555)
  Purchases of assets held pending sale and leaseback                        --                (8,910)
  Proceeds from sale of property and equipment                               --                13,900
                                                                       --------              --------

         Net cash (used in) provided by investing activities             (3,227)                3,435

                                                                       --------              --------

Cash flows from financing activities:
   Net borrowings/(repayments) under revolving credit facilities            776                (8,176)
   Debt issuance costs                                                       --                (1,434)
   Debt prepayments                                                          --                (1,160)
   Other                                                                     23                    --
                                                                       --------              --------

       Net cash provided by (used in) financing activities                  799               (10,770)
                                                                       --------              --------

       Net (decrease) increase in cash and cash equivalents              (4,381)                  192


 Cash and cash equivalents at beginning of period                         4,797                 3,198
                                                                       --------              --------

 Cash and cash equivalents at end of period                            $    416              $  3,390
                                                                       ========              ========


See accompanying notes to unaudited financial statements.

                                  BIG 5 CORP.
                        FKA: UNITED MERCHANDISING CORP.

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                            As of September 28, 1997


                                                                              Pro Forma
                                                                Historical   Adjustments     Pro Forma
                                                                ---------     -------        ---------
                                                                      (dollars in thousands)
ASSETS

Current assets:
   Cash and cash equivalents                                    $     416     $             $      416
   Trade & other receivables, net of allowance for
      doubtful accounts of $397 and $464, respectively              2,232                        2,232
   Merchandise inventories                                        146,513                      146,513
   Prepaid expenses                                                   865                          865

                                                                ---------                    ---------
                    Total current assets                          150,026                      150,026
                                                                ---------                    ---------

Property and equipment:
   Land                                                               186                          186
   Buildings, improvements, furniture and equipment                47,064                       47,064
   Less accumulated depreciation and
      amortization                                                (20,487)                     (20,487)
                                                                ---------                    ---------

                    Net property and equipment                     26,763                       26,763
                                                                ---------                    ---------

Deferred income taxes, net                                          4,995                        4,995
Leasehold interest, net of amortization                            15,051                       15,051
Other assets, at cost, less accumulated amortization                1,539       5,075(a)         6,614
Excess of cost over net assets acquired, less
accumulated amortization                                            5,482                        5,482
                                                                ---------     -------        ---------

                    Total assets                                  203,856       5,075          208,931
                                                                =========     =======        =========

LIABILITIES  AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                              44,453                       44,453
     Accrued expenses                                              26,015                       26,015

                                                                ---------                    ---------
                    Total current liabilities                      70,468                       70,468

Deferred rent                                                       5,793                        5,793
Long-term debt                                                     87,226      89,498(b)       176,724
                                                                =========     -------        =========
                     Total liabilities                            163,487      89,498          252,985
                                                                =========     -------        =========

Commitments and contingencies

Stockholder's equity                                               40,369     (84,423)(c)     (44,054)
                                                                =========     -------        =========

                    Total stockholder's equity                  $ 203,856     $ 5,075        $ 208,931
                                                                =========     =======        =========


See accompanying notes to unaudited financial statements.

                                  BIG 5 CORP.
                        FKA: UNITED MERCHANDISING CORP.

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

3. In November 1997, the Company and its Parent completed a Plan of Recapitalization and Stock Repurchase Agreement ("Recapitalization"). The following transactions directly effecting the Company resulted from the Recapitalization: (i) the Company issued $131,000 of 10 7/8% Senior Notes due 2007 (New Notes) at an unamortized discount of $591; (ii) the Company defeased and called for repayment all of its outstanding 13 5/8% Senior Subordinated Notes due 2002 (Old Notes), paying a redemption premium of $2,128; (iii) the Company amended its Revolving Credit Facility and (iv) the Company provided a dividend of $81,707 to its parent.

     The Company incurred transaction fees of $5,450 related to the offering of the $131,000 of New Notes and $213 related to the amendment of the Revolving Credit Facility. The Company also incurred a write-off of $588 of deferred financing fees related to the defeasance and repayment of the Old Notes.

     The Unaudited Pro Forma Condensed Balance Sheet reflects adjustments as if the Recapitalization had been consumated and was effective as of September 28, 1997. These adjustments are summarized as follows:

       a)  Represents the net change in deferred financing:

Financing costs associated with issuance of New Notes       $ 5,663
Write-off of deferred fees on Old Notes                        (588)
                                                            -------
                                                            $ 5,075
                                                            =======

       b) Represents the net change in long-term debt:

Issuance of New Notes, net of discount               $ 130,409
Repayment of Old Notes                                 (36,450)
Partial repayment of Revolving Credit Facility          (4,461)
                                                     ---------
                                                     $  89,498
                                                     =========

       c) Represents the net change in stockholder's equity:

Cash dividend to Parent                                 $81,707
Premium on repayment of Old Notes                         2,128
Write-off of deferred financing fees on Old Notes           588
                                                        -------
                                                        $84,423
                                                        =======

4. The Company was reincorporated in Delaware as Big 5 Corp. in conjunction with the Recapitalization.

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


                                                        Three Months Ended
                                          -------------------------------------------------
                                           September 28, 1997          September 29, 1996
                                          ---------------------       ---------------------
Net sales                                 $117,079        100.0%      $106,523        100.0%
Cost of goods sold, buying and
      occupancy                             80,274         68.6         73,310         68.8
                                          --------       ------       --------       ------
Gross profit                                36,805         31.4         33,213         31.2
                                          --------       ------       --------       ------

Operating expenses:
      Selling and administrative            28,532         24.4         25,953         24.4
      Depreciation and amortization          2,089          1.8          2,310          2.2
                                          --------       ------       --------       ------
          Total operating expense           30,621         26.2         28,263         26.6
                                          --------       ------       --------       ------

          Operating income                   6,184          5.2          4,950          4.6
Interest expense                             2,495          2.1          2,700          2.5
                                          --------       ------       --------       ------
Income before taxes                          3,689          3.1          2,250          2.1
Income taxes                                   408          0.3             --           --
                                          --------       ------       --------       ------

          Net income                      $  3,281          2.8%      $  2,250          2.1%
                                          ========       ======       ========       ======

          EBITDA (a)                      $  8,273          7.1%      $  7,260          6.8%


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


                                                           Nine Months Ended
                                          ---------------------------------------------------
                                           September 28, 1997            September 29, 1996
                                          ---------------------        ----------------------
Net sales                                 $ 324,177       100.0%       $ 296,356        100.0%
Cost of goods sold, buying and
      occupancy                             218,675        67.5          203,420         68.6
                                          ---------       -----        ---------        -----
Gross profit                                105,502        32.5           92,936         31.4
                                          ---------       -----        ---------        -----

Operating expenses:
      Selling and administrative             82,603        25.5           76,651         25.9
      Depreciation and amortization           6,087         1.8            7,109          2.4
                                          ---------       -----        ---------        -----
          Total operating expense            88,690        27.3           83,760         28.3
                                          ---------       -----        ---------        -----

          Operating income                   16,812         5.2            9,176          3.1
Interest expense                              7,913         2.5            8,589          2.9
                                          ---------       -----        ---------        -----
          Net income (loss) before
             income taxes and
             extraordinary loss               8,899         2.7              587          0.2
Income taxes                                    408         0.1               --           --
                                          ---------       -----        ---------        -----
          Net income (loss) before
             extraordinary loss               8,491         2.6              587          0.2
Extraordinary (loss) from
      early extinguishment of debt               --          --           (2,222)        (0.8)
                                          ---------       -----        ---------        -----

          Net income (loss)               $   8,491         2.6%       $  (1,635)        (0.6)%
                                          =========       =====        =========        =====

          EBITDA (a)                      $  22,899         7.1%       $  16,285          5.5%


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

PART II -- OTHER INFORMATION

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

3.1(a)* Certificate of Incorporation of the Company filed with the California Secretary of State on September 7, 1955.

3.1(b)* Amendment to Articles of Incorporation of the Company filed with the California Secretary of State on September 21, 1992.

3.2*           Bylaws of the Company.

4.1*           Indenture among the Company, Big 5 Holdings and First Trust
               National Association relating to the Senior Notes dated as of September 25, 1992.

4.2*           Form of the Senior Notes.

4.3* Purchase Agreement among the Company, Big 5 Holdings and the original purchasers of the Senior Notes dated as of September 25, 1992.

4.4* Registration Rights Agreement among the Company, Big 5 Holdings and the original purchasers of the Senior Notes dated as of September 25, 1992.

Exhibit No.                        Description
-----------                        -----------
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


------------------------


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



                                BIG 5 CORP.
                                FKA: UNITED MERCHANDISING CORP.
                                A CALIFORNIA CORPORATION



Date: 2/13/98                   By:  /S/ STEVEN G. MILLER
                                   -------------------------------
                                Steven G. Miller
                                President and
                                Chief Operating Officer






Date: 2/13/98                   By:  /S/ CHARLES P. KIRK
                                   -------------------------------
                                Charles P. Kirk
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)