Form 10-K
period 1997-12-28
BIG 5 CORP /CA/
filed 1998-03-27
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

 For the transition period from __________________ to _________________________

COMMISSION FILE NUMBER: 333-43129

                                   BIG 5 CORP.
                         FKA: UNITED MERCHANDISING CORP.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                            (State of Incorporation)

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

No voting stock of the registrant is held by non-affiliates of the registrant. The registrant's voting stock is wholly-owned by Big 5 Holdings Corp., a Delaware Corporation. Neither the registrant's nor Big 5 Holdings Corp.'s voting stock is publicly traded.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $.01 par value, at March 25, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                     PART I

ITEM 1:  BUSINESS

GENERAL

        Big 5 Corp. (the "Company" or "Big 5") is the leading sporting goods retailer in the Western United States, operating 210 stores under the "Big 5 Sporting Goods" name at December 28, 1997. The Company's core market is California, Washington and Nevada and beginning in 1993 it expanded into Arizona, Idaho, Oregon, New Mexico, Texas and Utah. Big 5 provides a full-line product offering of over 25,000 SKU's in a traditional sporting goods store format that averages 11,000 square feet. Specifically, the Company's products include athletic shoes and apparel, tennis, golf, ski, snowboard, in-line skating, fitness, outdoor and team sports equipment for the competitive and recreational sporting goods customer. Big 5 offers customers attractive values on recognized brand-name merchandise at a wide variety of price points. Important brand-names offered by the Company include Nike, Reebok, Wilson, K2, Rollerblade, Coleman, Spalding, Adidas, Fila, Speedo, Easton and Columbia, among others. The Company augments its value image by emphasizing merchandise produced exclusively for the Company, and on a selective basis, opportunistic buys comprising first quality items, including overstock and close-out merchandise. These merchandise values are communicated weekly through print advertising created by the Company in order to generate store traffic and drive sales. For the twelve months ended December 28, 1997, the Company generated $443.5 million of revenue, $34.5 million of EBITDA (as defined below) and a same store sales increase of 6.6% over the prior period. Through the period ended December 28, 1997, Big 5 has enjoyed 22 consecutive monthly increases in same store sales over the comparable prior period.

        Big 5 was founded in 1955 by Robert W. Miller, Maurie Liff and Harry Liff, with the establishment of five retail locations in Los Angeles, Burbank, Inglewood, Glendale and San Jose. The Company originally sold World War II surplus items including tents, sleeping bags, air mattresses, housewares, tools and other merchandise. Other sporting goods gradually entered the product mix and as a result, in 1963, the Company decided to become a sporting goods specialist and changed its trade name to "Big 5 Sporting Goods." In 1971, the Company was acquired by Thrifty Corporation ("Thrifty"), which was subsequently purchased by Pacific Enterprises ("PE") in 1986. Throughout these changes in ownership, management remained relatively constant and in 1992, management in conjunction with Leonard Green & Partners, L.P. ("LGP") bought the Company.
In October 1997, Big 5 Holdings Corp., the parent corporation of the Company ("Parent"), Robert W. Miller, Steven G. Miller and Green Equity Investors, L.P. ("GEI") agreed to a Plan of Recapitalization and Stock Repurchase Agreement (the "Recapitalization Agreement") which resulted in existing management and employees of the Company (and members of their families) beneficially owning the majority of Parent. Several transactions (collectively referred to as the "Recapitalization") were effected pursuant to the Recapitalization Agreement, including the reincorporation of the Company in Delaware as Big 5 Corp. See "Liquidity and Capital Resources" for a detailed description of the Recapitalization.


MERCHANDISING

        Offering approximately 25,000 SKUs, the typical Company store targets the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points. The Company believes its long history of success is attributable to its adherence to a consistent merchandising strategy, the key elements of which are summarized below:

        Delivering Consistent Value to Consumers. The Company offers consistent value to consumers by offering a distinctive combination of in-line products, "special make-up" merchandise (produced exclusively for the Company under a manufacturer's brand name), private label merchandise and opportunistic buys. The Company offers this consistent value to its customers while maintaining strong margins as a result of its ability to purchase in large quantities and quickly adjust this combination of merchandise to take advantage of purchasing opportunities. Through its 42 years of operations, the Company has developed specific expertise in selling its particular mix of these products, thereby building the Company's price image, driving its weekly print advertisements and creating retail traffic.

        The Company sources its in-line branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands carried by the
Company:

      Adidas        Columbia      Icon (Proform)    Rawlings         Side Out
      Bauer         Daiwa         Jansport          Reebok           Spalding
      Brooks        Danskin       K2                Remington        Titleist
      Bushnell      Discus        Nike              Rollerblade      Wilson
      Casio         Easton        Nordica           Russell Athletic Winchester
      Coleman       Fila          Prince            Shimano          Zebco

         The Company also offers a variety of private label merchandise to complement its branded product offerings. The Company's private label items include shoes, apparel, tennis rackets, binoculars, camping equipment and fishing supplies. They are sold under the labels: Fives, Court Casuals, Sports Essentials, Rugged Exposures, Hot Voltage, Golden Bear, Body Glove (licensed) and Pacifica.

        Offering a Customized Product Assortment. Through its 42 years of experience across different demographic, economic and competitive markets, the Company's management has refined its merchandising strategy to increase sales by offering a selection of goods that meets customer demands while managing inventory levels. The Company believes it provides consumers with a merchandise offering that compares favorably to its competitors, including the superstores, in terms of category selection. A goal of the Company's merchandising strategy is to offer a customized and selected assortment of products which enables the consumer to comparison shop at a Big 5 store without being overwhelmed by a large number of different products in any one category. The Company tailors its merchandise selection and quantity on a store-by-store basis in order to satisfy each region's specific needs and buying habits.

        The Company's buyers, work closely with senior management to determine the product selection, promotion and pricing of the merchandise mix. The Company utilizes an integrated merchandising, distribution and financial information system. Management uses the information provided to continually refine its merchandise mix, pricing strategy, advertising effectiveness and inventory levels.

        Market Leader in Core Market Served. The Company has built a recognized franchise by establishing a strong presence in its core market of California, Washington and Nevada and by consistently promoting quality brand-name products at attractive prices. The Company has over triple the number of stores as its closest full-line sporting goods competitor in such core market. This concentration of stores provides economies of scale in advertising and distribution as well as increased customer awareness of the Big 5 name.


ADVERTISING

        The Company believes that the consistency and reach of Big 5's print advertising programs have created high customer awareness of Big 5. Through years of focused advertising, Big 5 has reinforced its reputation for providing quality products at attractive prices. The Company attempts to highlight a broad range of merchandise categories in every advertisement to maintain customer awareness of its full-line product offering. The Company's advertising message is reinforced 52 weeks a year in the form of newspaper inserts or mailers, typically consisting of four standard pages using color photography. The
Company believes that its print advertising consistently reaches more households in its core market than does the print advertising of its competitors. The Company's effectiveness in communicating the product values it offers is evidenced by the fact that typically 40% of sales have been products included in these weekly advertisements.

        The Company uses its professional in-house advertising staff rather than an outside advertising agency. The staff centrally handles all of its advertising, including design, layout, production and media management. This approach has been in place since its founding. Big 5's in-house advertising enables management the flexibility to react quickly to merchandise trends and maximize the effectiveness of its weekly inserts and mailers.


EXPANSION AND STORE DEVELOPMENT

        The Company's expansion within and beyond its core market has been systematic and designed to take advantage of Big 5's name recognition and to capitalize on the Company's economical store format and distinctive merchandise mix. Throughout the Company's history, management has emphasized careful site selection and controlled growth. Over the past five fiscal years, 67 stores have opened (13 new stores annually on average), of which 46% were outside of markets in which the Company operated in 1992. The following table sets forth certain information regarding the Company's expansion program during the periods indicated:

                                        New Stores
                           -------------------------------------
                                     New    Existing                         No. of Stores
      Year                  Total  Markets  Markets  Acquisitions  Closures  at Period End
      --------------------  -----  -------  -------  ------------  --------  -------------
      1993  . . . . . . .    15       1        6          8         -          162
      1994  . . . . . . .    15       4        11         -        (2)         175
      1995  . . . . . . .    19       6        6          7        (2)         192
      1996  . . . . . . .     4       2        2          -         -          196
      1997  . . . . . . .    14       7        7          -         -          210

               The Company has identified numerous expansion opportunities to further penetrate its core market, develop recently entered markets and expand into new market areas with similar demographic, competitive and economic profiles as its existing markets. The typical Big 5 store size provides the Company with a large selection of locations for new store placement which, in turn, allows the Company to open stores conveniently located to the customer. Continuing its controlled growth strategy, the Company plans on opening approximately 15-20 stores annually over the next five years. This expansion plan is designed to take advantage of the growing economies of the Company's existing and recently entered markets and to capitalize on opportunities in fast growing new markets.

               Big 5's store format requires a low investment in fixtures and equipment (approximately $250,000), working capital (approximately $500,000, of which one-third is typically financed by vendors) and real estate (leased, "built-to-suit" locations). The Company's leases generally require the lessor, rather than the Company, to fund all or a significant portion of the capital expenditures related to new store construction and costs of improvements. The Company expects that the net cash generated from operations, together with borrowings under the CIT Credit Facility (as defined below), will enable the Company to finance the expenditures related to its planned expansion.


MANAGEMENT INFORMATION SYSTEMS

        Big 5 believes its ability to generate an efficiently stocked merchandise selection and store inventory level that satisfies customer demands while effectively managing inventory levels is a critical component of its merchandising strategy and serves to differentiate the Company from its competition. The Company is able to execute this strategy as a result of its effective use of its integrated management information systems, called the COACH (Customer Oriented Approach for Continued High-Performance) system.

        The COACH system is a low maintenance data processing environment capable of supporting Big 5's future growth. The COACH system provides the Company with valuable inventory tracking information through the implementation of store-level perpetual inventories. Each store has a unique inventory model that allows the Company to maximize inventory mix at the store level. The COACH system also includes a local area network that connects all corporate users to electronic mail, scheduling and the host AS/400 system. The host system and the Company's stores are linked in a network that provides satellite communications for credit card, in-house tender authorization, and daily polling of sales at the store level. In Big 5's distribution center, radio frequency terminals are used in the areas of receiving, stock putaway, stock movement, order filling, cycle counting and inventory management. Store processes have been streamlined by implementing radio frequency, hand-held terminals to assist in store ordering, receiving transfers and perpetual inventories. The COACH system also helps the Company to control shrink. Management believes its use of these systems is more extensive, disciplined and sophisticated than that of many of its competitors.


DISTRIBUTION

        The Company maintains a 440,000 square foot leased distribution center in Fontana, California that serviced all 210 of its stores at December 28, 1997. The Fontana facility is fully integrated with the COACH management information system that provides warehousing and distribution capabilities. The information system enhances the Company's distribution process and aids in controlling distribution costs. Big 5 believes that its Fontana distribution facility can readily support the Company's expansion plans discussed above.

        The distribution facility was constructed in 1990 and warehouses the majority of the merchandise carried in the Company's stores. Big 5 estimates that 98% of all store merchandise is received from its distribution center. The Company distributes merchandise from the facility to its stores at least once a week, Monday through Saturday, using a fleet of 21 leased tractors, 26 leased trailers, two Company-owned tractors, 37 Company-owned trailers as well as contract carriers.

        On March 5, 1996, the Company purchased the Fontana facility building and improvements from MLTC Funding, Inc. ("MLTC"), which previously owned and leased such property to the Company, and then entered into a sale and leaseback agreement with regard to the Fontana facility. Prior to this transaction, the Company owned the land associated with the facility and leased the buildings and improvements.


INDUSTRY AND COMPETITION

        Sporting goods are marketed through various retail entities, including sporting goods stores, department stores, discount retailers, specialty stores and mail order. According to the National Sporting Goods Association, total U.S. retail sales of sporting goods were approximately $42.8 billion in 1997. In general, the Company's competitors tend to fall into four basic categories: traditional sporting goods stores, mass merchandisers, specialty sporting goods stores and sporting goods superstores.

        Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, including the Company. These stores range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers. The traditional chains typically carry a varied assortment of merchandise and attempt to position themselves as convenient neighborhood stores. Sporting goods retailers operating stores within this category include Oshman's and Copeland's.

        Mass Merchandisers. This category includes discount retailers such as Wal-Mart and Kmart and department stores such as JC Penney and Sears. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls, shopping centers or free-standing sites. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. Although generally price competitive, discount and department stores typically have limited customer service in their sporting goods departments.

        Specialty Sporting Goods Stores. This category consists of two groups. The first group generally includes athletic footwear specialty stores, which are typically 2,000 to 20,000 square feet in size and are located in shopping malls. Examples include such retail chains as Foot Locker, Lady Foot Locker and Just for Feet. These retailers are highly focused, with most of their sales coming from athletic footwear and team licensed apparel. The second group consists of pro shops and stores specializing in a particular sport or recreation. This group includes backpacking and mountaineering specialty stores and specialty skate shops and golf shops. Typically, prices at specialty stores tend to be higher than prices at the sporting goods superstores and traditional sporting goods stores.

         Sporting Goods Superstores. Stores in this category typically are larger than 35,000 square feet and tend to be free-standing locations. These stores emphasize high volume sales and a large number of SKU's. Examples include Oshman's Super Sports, The Sports Authority, Jumbo Sports (formerly Sports & Recreation), Sport Chalet and Sportmart.

        The Company believes that it competes successfully with each of the competitors discussed above by focusing on what the Company believes are the primary factors of competition in the sporting goods industry. These factors include experienced and knowledgeable personnel, personal attention given to customers, breadth, depth, price and quality of merchandise offered, advertising, purchasing and pricing policies, effective sales techniques, direct involvement of senior officers in monitoring store operations, management information systems and store location and format.


DESCRIPTION OF SERVICE MARKS AND TRADEMARKS

        The Company uses "Big 5 Sporting Goods" name as a service mark in connection with its business operations and has registered this name as a federal service mark. The Company has also registered federally and/or locally as trademarks and service marks certain private labels under which it sells a variety of merchandise, including apparel.


EMPLOYEES

        As of December 28, 1997, Big 5 had approximately 5,940 employees. The General Warehousemen Union, Local 598, International Brotherhood of Teamsters ("Local 598") currently represents 410 hourly employees (or approximately 6.9%) in the Company's distribution center and certain stores. In September 1997, the Company negotiated two new contracts with Local 598 covering these employees, which expire on August 31, 2000. The Company has not had a strike or work stoppage in the last 18 years. The Company believes that it provides working conditions and wages that are comparable to those offered by other retailers in the industry, and that its employee relations are good.

        The Company emphasizes friendly and knowledgeable customer service at its stores. To provide the proper incentives, the Company has established various advancement and compensation programs. Store managers and first assistant managers receive a commission based on their store's gross sales. In addition, full-time employees are given opportunities for career advancement, and part-time employees are eligible to receive merit-based pay increases. Periodic store sales contests are held throughout the year.

EMPLOYEE TRAINING

        The Company has developed an extensive training program for all store employees, including salespeople, cashiers and management trainees. An introductory program for all full-time retail employees stresses excellence in customer service as well as effective selling skills. The Company's InfoWindow, an interactive, multimedia training system, provides a cost-effective, consistent method of training employees, which is designed to improve performance, customer service and on-the-job safety. Store employees gain hands-on practice using a touch-screen monitor and simulated keyboard to learn how to provide high quality customer service and use the Company's in-store systems. Every Company store employee must complete the training program before commencing work on the sales floor. In addition, cashiers receive additional training relating to the Company's point-of-sale system and cash handling. Management trainees receive additional training throughout their careers, including seminars that focus on advanced management and sales skills, and store specific information relating to loss prevention, scheduling and merchandising strategy.

ITEM 2:  PROPERTIES

        As of December 28, 1997, Big 5 operated 210 stores in nine western states. All but one of the Company's store sites are leased. Only five, or less than 3%, of the Company's leases are due to expire in the next five years without renewal options, and most of the Company's long-term leases contain renewal options. The average lease expiration term of the Company's existing leases, taking into account renewal options, is approximately 20 years. The Company believes that it benefits from long-term below-market leases in many of its locations. The Company's stores average approximately 11,000 square feet in size typically ranging from 8,000 to 15,000 square feet and are located primarily in multi-store shopping centers or as free standing units. Specific store locations are selected based on market demographics, competitive factors and site economics. The Company currently leases its Fontana warehouse facility from the State of Wisconsin Investment Board. The lease for the facility has an initial term of ten years commencing on March 5, 1996. The Company also has the right to exercise three five-year options beyond the initial ten-year term.

The chart below sets forth information with respect to Big 5's geographic markets:


                           STORE STATISTICS BY REGION
                            AS OF DECEMBER 28, 1997

                                                                            PERCENTAGE
                                            YEAR            NUMBER           OF TOTAL
            REGIONS                        ENTERED        OF STORES      NUMBER OF STORES
            California:
                   Southern California       1955               80                 38  %
                   Central California        1974               23                 11
                   Northern California       1971               47                 22
                                                            -------           --------
                      Total California                         150                 71
                                                            -------           --------
            Washington                       1984               27                 13
            Arizona                          1993               10                  5
            Oregon                           1995                8                  4
            New Mexico                       1995                5                  3
            Nevada                           1978                5                  3
            Texas                            1995                3                  1
            Idaho                            1993                1                  -
            Utah                             1997                1                  -
                                                            =======           ========

            Total                                              210                100%
                                                            =======           ========



ITEM 3:  LEGAL PROCEEDINGS

        The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for such litigation matters. The Company believes that no litigation currently pending against it will have a material adverse effect on its financial position or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Except for the reincorporation transaction pursuant to which the Company reincorporated in Delaware (which was approved by Parent as the Company's sole stockholder), there were no matters submitted to a vote of security holders during the year ended December 28, 1997.

                                     PART II



ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

        The Company is a wholly-owned subsidiary of Parent. Neither the Company's nor Parent's capital stock is publicly traded. During the fiscal year ended December 28, 1997, the Company made a cash dividend to Parent of $81.5 million. Restrictive covenants in the Company's revolving credit facility generally restrict the declaration or payment of dividends on the Company's common stock other than to enable Parent to pay operating and overhead expenses and certain other limited types of expenses. The Senior Notes (as defined below) restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.


ITEM 6:  SELECTED HISTORICAL FINANCIAL DATA

        The following selected historical financial data have been prepared by the Company's management from the audited financial statements and the notes thereto of United Merchandising Corp. (which was reincorporated in Delaware as Big 5 Corp. in connection with the Recapitalization) and Big 5 Corp. With respect to the selected historical financial data, the Company means United Merchandising Corp. for fiscal years 1993 through 1996, and Big 5 Corp. for fiscal year 1997. The selected historical financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company and the related notes thereto.

                                                        FISCAL YEAR(a)
                                 -------------------------------------------------------------
                                   1993          1994         1995         1996         1997
                                 ---------     ---------    ---------    ---------    ---------
                                                    (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . .   $321,933      $364,109     $370,126     $404,265     $443,541

Cost of goods sold, buying and
      occupancy . . . . . . . .    224,094       244,777      256,583      277,116      298,893
                                 ---------     ---------    ---------    ---------    ---------
      Gross profit . . . . . .      97,839 (b)   119,332      113,543      127,149      144,648
Operating expenses:
      Selling and
        administrative . . . .      80,076        92.238       95,158      101,053      110,131
      Depreciation and
        amortization . . . . .       6,999         9,180       11,991        9,578        8,176
                                 ---------     ---------    ---------    ---------    ---------
Total operating expenses . . .      87,075       101,418      107,149      110,631      118,307
                                 ---------     ---------    ---------    ---------    ---------
Operating income . . . . . . .      10,764        17,914        6,394       16,518       26,341
Interest expense . . . . . . .      11,793        11,712       12,347       11,482       12,442
                                 ---------     ---------    ---------    ---------    ---------
Income (loss) before income
  taxes and extraordinary
  loss . . . . . . . . . . . .      (1,029)        6,202       (5,953)       5,036       13,899
Income taxes . . . . . . . . .          --         1,903          368          970        1,436
                                 ---------     ---------    ---------    ---------    ---------
Income (loss) before
  extraordinary loss . . . . .      (1,029)        4,299       (6,321)       4,066       12,463
Extraordinary loss from early
  extinguishment of debt,
  net of income taxes. . . . .          --        (2,855)         --        (1,285)      (1,597)
                                 ---------     ---------    ---------    ---------    ---------
Net income (loss). . . . . . .     $(1,029)       $1,444      $(6,321)      $2,781      $10,866
                                 ---------     ---------    ---------    ---------    ---------

                                                         FISCAL YEAR(a)
                                  -------------------------------------------------------------
                                    1993         1994         1995         1996         1997
                                  ---------    ---------    ---------    ---------    ---------
                                                     (DOLLARS IN THOUSANDS)
OTHER DATA:
EBITDA(c) . . . . . . . . . . .     $24,094      $27,094      $18,385      $26,096      $34,517
EBITDA margin . . . . . . . . .         7.5%         7.4%         5.0%         6.5%         7.8%
Cash flow provided by (used in)
      operating activities . . .     $6,227      $14,647      ($3,824)     $19,798       $3,631
Cash flow provided by (used in)
      investing activities . . .     (6,714)      (9,342)      (7,374)       1,539       (5,151)
Cash flow provided by (used in)
      financing activities . . .     (4,974)      (4,937)       6,728      (19,738)      (1,913)
Capital expenditures . . . . . .      6,010        9,153        6,822        3,453        5,151
Ratio of earnings to fixed
      charges(d) . . . . . . . .         --          1.3x          --          1.2x         1.6x

OPERATING DATA:
Comparable store sales increase/
      (decrease)(e). . . . . . .       (4.0%)        5.7%        (4.9%)        3.7%         6.6%
End of period stores . . . . . .        162          175          192          196          210
Inventory turns(f) . . . . . . .        1.8x         1.9x         1.8x         2.2x         2.2x

BALANCE SHEET DATA END OF PERIOD:
Net working capital(g) . . . . .    $67,278      $69,064     $ 74,994      $70,428      $80,881
Total assets . . . . . . . . . .    214,291      227,707      207,119      197,869      216,322
Total debt . . . . . . . . . . .     99,000       96,450      103,594       86,450      173,660
Stockholder's equity . . . . . .     33,787       35,395       29,074       31,855      (38,843)


(Notes to table on previous page and this page)
-----------------------------------------------

(a) The Company's fiscal year is a 52 or 53 week year ending on the Sunday closest to the calendar year end. All fiscal years presented consist of 52 weeks.

(b) Includes $6,332 decrease related to purchase accounting inventory revaluation.

(c) EBITDA represents net earnings (loss) before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, and non-cash rent expense (see Footnote 5 in "Notes to Financial Statements"), and where relevant to the period referenced, extraordinary loss from early extinguishment of debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(d) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provisions for income taxes and fixed charges. "Fixed charges" consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest component of lease expense. Earnings were insufficient to cover fixed charges by approximately $1,668 and $6,383 for fiscal years 1993 and 1995, respectively.

(e) Comparable store sales data for a period reflect stores open throughout that period and the prior fiscal year.

(f) Inventory turns equal fiscal year or latest twelve month cost of goods sold, buying and occupancy costs divided by 4 quarter average FIFO inventory balances adjusted to exclude the uniform capitalization adjustment to inventory balances.

(g) Net working capital is defined as current assets less current liabilities excluding current maturities of long-term debt.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following should be read in conjunction with the historical financial statements of United Merchandising Corp. (reincorporated in Delaware as Big 5 Corp.) and the related notes thereto. The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal years 1995, 1996 and 1997 ended on December 31, 1995, December 29, 1996 and December 28, 1997, respectively. Certain information in this Management's Discussion and Analysis section includes forward-looking statements. Such forward-looking statements relate to the Company's financial condition, results of operations, expansion plans, and business.


RESULTS OF OPERATIONS

           The table below sets forth certain statement of operation components as a percentage of net sales.

                                                 FISCAL YEAR
                                        ------------------------------
                                          1995       1996       1997
                                        --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . .     100.0%     100.0%     100.0%
Gross profit . . . . . . . . . . . . .     30.6%      31.5%      32.6%
Selling and administrative . . . . . .     25.7%      25.0%      24.8%
Depreciation and amortization . . . .       3.2%       2.4%       1.8%
Operating income . . . . . . . . . . .      1.7%       4.1%       6.0%
EBITDA . . . . . . . . . . . . . . . .      5.0%       6.5%       7.8%


(The fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995 are referred to below as "Fiscal 1997", "Fiscal 1996" and "Fiscal 1995", respectively.)


FISCAL 1997 VERSUS FISCAL 1996

           Net sales. Net sales increased 9.7% (or $39.2 million) from $404.3 million in Fiscal 1996 to $443.5 million in Fiscal 1997. Same store sales increased 6.6% compared with the same period last year, reflecting improved economic conditions in the regions in which the Company operates, together with continuing refinements in advertising and merchandising programs partially resulting from improved utilization of the management tools derived from the Company's information systems. Sales attributable to an increase in store count from 196 in Fiscal 1996 to 210 in Fiscal 1997 constituted the remainder of the 9.7% increase for Fiscal 1997.

           Gross Profit. Gross profit increased 13.8% (or $17.5 million) from $127.1 million in Fiscal 1996 to $144.6 million in Fiscal 1997, reflecting increased sales (as discussed above) and improved gross profit margin. Gross profit margin increased from 31.5% in Fiscal 1996 to 32.6% in Fiscal 1997. The improvement is a result of positive comparisons of gross profit margins in the majority of the Company's product categories and improved store inventory shrink results, both of which were aided by the Company's enhanced information systems.

           Operating Expenses. Selling and administrative expenses increased 9.0% (or $9.0 million) from $101.1 million in Fiscal 1996 to $110.1 million in Fiscal 1997. As a percentage of sales, selling and administrative expenses decreased from 25.0% in Fiscal 1996 to 24.8% in Fiscal 1997, reflecting management's continued focus on controlling expenses and its leveraging fixed costs due to increased sales.

           Depreciation and amortization expense decreased 14.6% (or $1.4 million) from $9.6 million in Fiscal 1996 to $8.2 million in Fiscal 1997. The decrease reflected primarily a reduction in leasehold improvements amortization resulting from the sale/leaseback of the Company's Fontana distribution center in the prior year and an increase in the amortization term of the Company's leasehold interests.

           Interest Expense. Interest expense increased 7.8% (or $0.9 million) from $11.5 million in Fiscal 1996 to $12.4 million in Fiscal 1997. This increase reflected the impact of the Company's Recapitalization which resulted in increased debt levels in the fourth quarter of Fiscal 1997.

           Income Taxes. The Company recorded an income tax provision net of a $3.9 million reduction of the valuation allowance on the Company's deferred tax assets against operations of $1.4 million in Fiscal 1997 versus $1.0 million in Fiscal 1996.

           Extraordinary Loss from Early Extinguishment of Debt. In the fourth quarter of Fiscal 1997, an extraordinary loss of $1.6 million, net of taxes, was incurred in connection with the repayment of the Company's previously outstanding subordinated debt. The extraordinary loss consisted of a redemption premium of $2.1 million and a $0.6 million write-off of the unamortized deferred financing fees. During Fiscal 1996, an extraordinary loss of $1.3 million net of taxes reflects prepayment premiums of $1.2 million and a $1.0 million write-off of unamortized deferred financing fees related to the refinancing of its indebtedness under a prior credit facility.

           Net Income (Loss). Net income for Fiscal 1997 increased $8.1 million from income of $2.8 million in Fiscal 1996 to income of $10.9 million in Fiscal 1997. This improvement reflects the positive sales and gross profit results achieved during Fiscal 1997.

           EBITDA. EBITDA increased 32.2% (or $8.4 million) from $26.1 million in Fiscal 1996 to $34.5 million in Fiscal 1997. Increased same store sales, gross margin and operating efficiencies were the primary factors contributing to the significant improvement.


FISCAL 1996 VERSUS FISCAL 1995

           Net sales. Net sales increased 9.2% (or $34.2 million) from $370.1 million in Fiscal 1995 to $404.3 million in Fiscal 1996, while the number of stores increased by four (or 2.1%) from 192 in Fiscal 1995 to 196 in Fiscal 1996. Same store sales increased 3.7% in Fiscal 1996, reflecting improved economic conditions in the regions in which the Company operates, together with continuing refinements in advertising and merchandising programs, partially resulting from improved utilization of the management tools derived from the Company's information systems. Sales generated from new stores opened in 1995 and 1996 contributed the remainder of the 9.2% sales increase.

           Gross Profit. Gross profit increased 12.0% (or $13.6 million) from $113.5 million in Fiscal 1995 to $127.1 million in Fiscal 1996, reflecting increased sales and improved gross profit margin. Gross profit margin increased from 30.6% of sales in the 1995 period to 31.5% of sales in the 1996 period. The improvement in gross profit margin in Fiscal 1996 reflected the absence of one-time clearance sales which negatively impacted prior year gross profit margins. Results for Fiscal 1995 reflect lower gross profit margins as the Company implemented a successful campaign focused on inventory reduction with respect to certain product categories.

           Operating Expenses. Selling and administrative expenses increased 6.2% (or $5.9 million) from $95.2 million in Fiscal 1995 to $101.1 million in Fiscal 1996. As a percentage of sales, selling and administrative expenses decreased from 25.7% of sales in the 1995 period to 25.0% in the 1996 period, reflecting management's continued focus on controlling expenses and the leveraging of fixed costs due to increased sales.

           Depreciation and amortization expense decreased 20.0% (or 2.4 million) from $12.0 million in Fiscal 1995 to $9.6 million in Fiscal 1996. This decrease results primarily from a $2.8 million charge related to the non-cash portion of rent expense which was recorded in Fiscal 1995. See footnote 5 in "Notes to Financial Statements". The decrease is partially offset by expenditures related to the Company's store growth in 1995 and 1996.

           Interest Expense. Interest expense for Fiscal 1996 decreased 6.5%
(or $0.8 million) from $12.3 million in Fiscal 1995 to $11.5 million in Fiscal 1996. This decrease reflects lower average borrowing levels on the Company's existing revolving credit facility during Fiscal 1996 as a result of improved earnings, a continued focus on inventory reduction, and a slowdown in store growth in Fiscal 1996. The Company's revolving credit facility balance was $50.0 million at December 29, 1996 versus a balance of $67.1 million at December 31, 1995.

           Income Taxes. The Company recorded an income tax provision against operations of $1.0 million in Fiscal 1996 versus $0.4 million in Fiscal 1995. However, the $1.0 million provision was offset by a $0.9 million tax benefit against the extraordinary loss from early extinguishment of debt described below resulting in a net tax provision of less than $0.1 million for Fiscal 1996.

           Extraordinary Loss from Early Extinguishment of Debt. During Fiscal 1996, the Company refinanced its indebtedness under a prior credit facility with borrowing under a new revolving credit facility with CIT. In connection with the refinancing, the Company accelerated amortization of $1.0 million of certain fees, and paid $1.2 million in prepayment premiums and other fees. Accordingly, an after-tax charge of $1.3 million ($2.2 million before taxes) is recorded as an extraordinary loss for Fiscal 1996. No such event occurred during Fiscal 1995.

           Net Income (Loss). Fiscal 1996 net income was $2.8 million versus a net loss of $6.3 million for Fiscal 1995. This variance reflects the positive sales and gross profit results achieved in Fiscal 1996, partially offset by the $1.3 million extraordinary loss ($2.2 million before taxes) related to the Company's revolving debt refinancing in Fiscal 1996. Also impacting this variance was the $2.8 million charge related to the non-cash portion of rent expense recorded in Fiscal 1995.

           EBITDA. EBITDA increased 41.8% (or $7.7 million) from $18.4 million for Fiscal 1995 to $26.1 million for Fiscal 1996. Increased same store sales, gross margin and operating efficiencies were the primary factors contributing to the improvement.


LIQUIDITY AND CAPITAL RESOURCES

           In October 1997, Parent, Robert W. Miller, Steven G. Miller and Green Equity Investors, L.P. ("GEI") agreed to the Recapitalization Agreement. The following transactions (collectively constituting the Recapitalization) were effected pursuant to the Recapitalization Agreement: (i) the Company issued the Senior Notes (as defined below) ($130.4 million gross proceeds); (ii) the Company defeased and repaid all of its outstanding 13 5/8% Senior Subordinated Notes due 2002 (the "Old Subordinated Notes"); (iii) Parent issued Senior Discount Notes in an aggregate principal amount at maturity of $48.2 million maturing on November 30, 2008 (the "Parent Discount Notes") with a warrant to purchase approximately three percent of the Common Stock of Parent, par value $.01 per share (the "Common Stock") at a nominal exercise price (the "Warrant") ($24.5 million proceeds); (iv) Parent accelerated vesting of substantially all outstanding options and restricted stock held by management and employees of the Company; (v) Parent redeemed for cash its existing Series A 9% Cumulative Redeemable Preferred Stock (the "Parent Old Preferred") for approximately $21.9 million in the aggregate, including accrued dividends; (vi) Parent paid a cash distribution of $15 per share on its outstanding shares of Common Stock (approximately $63.2 million in the aggregate); (vii) Parent repurchased from Pacific Enterprises ("PE") its warrant respecting 397,644 shares of Common Stock and 16,667 shares of Parent Old Preferred (the "PE Warrant") and approximately 2,737,310 shares of Common Stock from the Selling Stockholders (as defined below) (of which GEI owned 86.8% ) for an aggregate of $17.6 million in cash and $35.0 million of Parent Senior Exchangeable Preferred Stock (the "Parent New Preferred"); (viii) Parent sold additional Common Stock to middle and senior level management of the Company (approximately $2.3 million gross proceeds), increasing the beneficial ownership of management and employees (and members of their families) from 14.0% to 55.3% (in each instance on a fully diluted basis); and (ix) other transactions occurred, including a distribution of $81.5 million from the Company to Parent, so that the above referenced transactions could be effected. The Recapitalization is accounted for as a recapitalization for accounting purposes. As a result of the Recapitalization, existing management and employees of the Company (and members of their families) beneficially own the majority of Parent. Chairman and Chief Executive Officer Robert W. Miller, who co-founded the Company in 1955, and his son Steven G. Miller, President and Chief Operating Officer, who has been with the Company for 28 years, significantly increased their ownership in Parent and control the Board of Directors of Parent and thus the Company. See "Principal Stockholders."

           In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of 10 7/8% Senior Notes due 2007 (the "Senior Notes"), requiring semi-annual interest payments. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007.

           The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The Company amended its then-current Credit Facility effective November 13, 1997, to provide for the CIT Credit Facility. The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged.

        As a result of borrowings regarding the Recapitalization, the Company's interest expense increased from $11.5 million in Fiscal 1996 to $12.4 million in Fiscal 1997. The Company believes that cash flow from operations will be sufficient to cover the interest expense arising from the CIT Credit Facility and the Senior Notes. However, the Company's ability to meet its debt service obligations depends upon its future performance, which, in turn, is subject to general economic conditions and regional risks, and to financial, business and other factors affecting the operations of the Company, including factors beyond its control. Accordingly, there can be no assurance that cash flow from operations will be sufficient to meet the Company's debt service obligations.

        Net cash provided by operating activities was $3.6 million in Fiscal 1997 versus net cash provided of $19.8 million in Fiscal 1996. The change between periods reflected increased inventory purchases as the Company returned to its historical new store growth strategy by adding 14 new stores in 1997 after slowing growth in 1996 to 4 new stores in response to a weak economic environment going into the year.

        Net cash used in financing activities was $1.9 million in Fiscal 1997 reflecting the impact of the Company's Recapitalization on November 13, 1997. Net cash used in financing activities was $19.7 million in Fiscal 1996 reflecting repayment of $17.1 million under the Company's then-existing revolving credit facilities, the payment of $1.2 million related to the retirement of a prior revolving credit facility and $1.4 million in fees and expenses related to the establishment of the Company's then-existing revolving credit facility in March 1996. As of December 28, 1997, the Company had borrowings of $43.3 million and letter of credit commitments of $4.5 million outstanding under the CIT Credit Facility, with cash and cash equivalents of $1.4 million compared to $4.8 million at December 29, 1996.

        Capital expenditures for Fiscal 1997 were $5.2 million as the Company returned to its historical new store growth program by opening a total of 14 new stores. Management expects capital expenditures for Fiscal 1998 will range from $6.0 to $7.5 million and will be used primarily to fund the opening of approximately 15 to 20 new stores. The Company's store format requires a low investment in fixtures and equipment (approximately $250,000), working capital (approximately $500,000, of which one-third is typically financed by vendors) and real estate (leased "built-to-suit" locations).

        The CIT Credit Facility and the Senior Notes indenture contain various covenants which impose certain restrictions on the Company, including the incurrence of additional indebtedness, the payment of dividends, and the ability to make acquisitions. In addition, the CIT Credit Facility requires compliance with the maintenance of certain financial ratios and other financial covenants. The Company is in compliance with all the covenants under the CIT Credit Agreement and the Senior Notes indenture.

        The Company is not aware of any material environmental liabilities relating to either past or current properties owned, operated or leased by it. There can be no assurance that such liabilities do not currently exist or will not exist in the future.

SEASONALITY

        The Company's business is seasonal in nature. As a result, the Company's results of operations are likely to vary during its fiscal year. Historically, the Company's revenues and income are highest during its fourth quarter, due to several factors. The fourth quarter contributed 26.9% in 1997 and 26.7% in 1996 of fiscal year net sales and 33.7% in 1997 and 37.5% in 1996 of fiscal year EBITDA. Any decrease in sales for such period could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

YEAR 2000

           In 1997, the Company developed a plan to make its computer systems Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1998. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's plan is to upgrade its existing software with a version which is Year 2000 compliant. As the upgrade is from its existing vendor, the Company does not expect the costs to have a material impact on its results of operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

           The Financial Accounting Standard Board issued Statement No. 130, (Reporting Comprehensive Income); Statement No. 131, (Disclosure about Segment of an Enterprise and Related Information); and Statement No. 132, (Employers' Disclosures about Pensions and other Post Retirement Benefits). These statements are effective for fiscal years beginning after December 15, 1997. Management has determined that the disclosure requirements from these statements will not impact the financial statements of the Company.

IMPACT OF INFLATION

        The Company does not believe that inflation has a material impact on the Company's earnings from operations. The Company believes that it is generally able to pass any inflationary increases in costs to its customers.


FORWARD-LOOKING STATEMENTS

           Certain information contained herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plan," "intend" or other similar terminology. Such forward-looking statements, which relate to, among other things, the financial condition, results of operations and business of the Company, are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation, the Company's ability to open new stores on a timely and profitable basis, the impact of competition on revenues and margins, the effect of weather conditions and general economic conditions in the western United States (which is the Company's area of operation), the seasonal nature of the Company's business, and other risks and uncertainties including the risk factors listed in the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on January 16, 1998 and as may be detailed from time to time in the Company's public announcements and filings with the Securities and Exchange Commission.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information called for by this item is set forth in the Company's financial statements contained in this report. Specific financial statements can be found at the pages listed in the following index.

                          INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements.................................................  F-1
Report of KPMG Peat Marwick LLP,
        Independent Auditors..................................................  F-2
Balance Sheets at December 28, 1997 and December 29, 1996.....................  F-3
Years Ended  December 28, 1997, December 29, 1996 and December 31, 1995
        Statements of Operations..............................................  F-5
        Statements of Stockholder's Equity....................................  F-6
        Statements of Cash Flows..............................................  F-7
Notes to Financial Statements.................................................  F-9

                                                                              Schedule
                                                                              --------
Financial Statement Schedule:
        Valuation and Qualifying Accounts.....................................  II-1


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth certain information regarding the current executive officers and directors of the Company. The Company's directors are elected at each annual meeting of shareholders to serve for a period of one year or until their successors are duly elected and qualified. The Company's executive officers serve at the discretion of the Company's Board of Directors.


NAME                                    AGE                       POSITIONS
----                                    ---                       ---------
Robert W. Miller                        74             Chief Executive Officer and
                                                       Chairman of the Board

Steven G. Miller                        45             President, Chief Operating
                                                       Officer and Director

Charles P. Kirk                         42             Senior Vice President and Chief
                                                       Financial Officer

Gary S. Meade                           51             Secretary, Vice President and
                                                       General Counsel

Richard A. Johnson                      52             Senior Vice President,
                                                       Store Operations

Thomas J. Schlauch                      53             Senior Vice President, Buying

Dr. Michael D. Miller                   48             Director

John G. Danhakl                         42             Director

Jonathan A. Seiffer                     26             Director


         ROBERT W. MILLER became Chairman of the Board of the Company in September 1992. Mr. Miller has been the Company's Chief Executive Officer and was President from 1973 to September, 1992.

         STEVEN G. MILLER became President, Chief Operating Officer and a Director of the Company in September 1992. Mr. Miller, Robert W. Miller's son and Dr. Michael D. Miller's brother, had been the Company's Executive Vice President, Administration, since 1988.

         CHARLES P. KIRK became Senior Vice President and Chief Financial Officer of the Company in September 1992. Mr. Kirk had been Thrifty's Director of Planning and Vice President of Planning and Treasury since October 1990. Prior to joining Thrifty, Mr. Kirk had held various financial positions with Thrifty's former parent, Pacific Enterprises ("PE"), since 1981.

         GARY S. MEADE became Secretary, Vice President and General Counsel of the Company in August 1997. Mr. Meade had been Thrifty Payless, Inc.'s Vice President, Secretary and General Counsel since September 1992 and Thrifty's Vice President - Legal Affairs since 1979.

         RICHARD A. JOHNSON became Senior Vice President, Store Operations, for the Company in July 1992. Mr. Johnson had been the Company's Vice President, Store Operations, since 1986.

         THOMAS J. SCHLAUCH became Senior Vice President, Buying, for the Company in July 1992. Mr. Schlauch had been the Company's Head of Buying since 1990 and Vice President, Buying, since 1982.

         MICHAEL D. MILLER, PH.D became a director of the Company in October 1997. Dr. Miller is a senior mathematician at RAND. Dr. Miller is Robert W. Miller's son and Steven G. Miller's brother.

         JOHN G. DANHAKL became a director of the Company in October 1997. Mr. Danhakl has been an executive officer and equity owner of LGP, a merchant banking firm which manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of the Arden Group, Inc. and Twinlab Corporation.

         JONATHAN A. SEIFFER became a director of the Company in October 1997. Since December 1997, Mr. Seiffer has been a Vice President at LGP. Prior thereto, Mr. Seiffer had been an associate at LGP since October 1994. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of DLJ.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and four additional most highly compensated executive officers whose annual salaries and bonus exceeded $100,000 in total during the fiscal year ended December 28, 1997.



                                                                                   LONG-TERM COMPENSATION AWARDS
                                                                                 ----------------------------------
                                               ANNUAL COMPENSATION                         AWARDS          PAYOUTS
                                         --------------------------------------- ------------------------- -------
                                                                                               Securities
     Name and                                                        Other         Restricted  Underlying
     Principal                                                       Annual          Stock       Stock       LTIP        All Other
     Position                   Year      Salary        Bonus     Compensation       Awards    Options/SARs Payouts    Compensation
                                           ($)          ($)            ($)            ($)         (1)         ($)           (2)
--------------------------     -----     --------     --------    -------------    ----------   -------     -------     -----------
Robert W. Miller,               1997     $300,000     $350,000    $     -0-        $  -0-          -0-      $ -0-       $   400,000
Chief Executive Officer         1996      290,000      275,000          -0-           -0-         6,400       -0-           -0-
                                1995      290,000          -0-          -0-           -0-          -0-        -0-           -0-
--------------------------     -----     --------     --------     ------------     ---------   -------     -------     -----------

Steven G. Miller,               1997     $250,000     $245,000    $     -0-        $  -0-          -0-        -0-           350,000
President and                   1996      210,000      175,000          -0-           -0-         6,400       -0-           -0-
Chief Operating Officer         1995      210,000          -0-          -0-           -0-          -0-        -0-           -0-

--------------------------     -----     --------     --------     ------------     ---------   -------     -------     -----------

Thomas J. Schlauch,             1997     $160,000     $ 82,000    $     -0-        $  -0-          -0-        -0-           -0-
Senior Vice President,          1996      150,000       60,000          -0-           -0-         3,600       -0-           -0-
Buying                          1995      150,000       25,000          -0-           -0-          -0-        -0-           -0-

--------------------------     -----     --------     --------     ------------     ---------   -------     -------     -----------

Richard A. Johnson,             1997     $130,000     $ 65,000    $     -0-        $  -0-          -0-        -0-           -0-
Senior Vice President,          1996      117,000       45,000          -0-           -0-         3,600       -0-           -0-
Store Operations                1995      117,000       20,000          -0-           -0-          -0-        -0-           -0-
--------------------------     -----     --------     --------     ------------     ---------   -------     -------     -----------

Charles P. Kirk                 1997     $140,000     $ 55,000    $     -0-        $  -0-          -0-        -0-           -0-
Senior Vice President           1996      130,000       35,000          -0-           -0-         3,600       -0-           -0-
& Chief  Financial Officer      1995      130,000       12,000          -0-           -0-          -0-        -0-           -0-

--------------------------     -----     --------     --------     ------------     ---------   -------     -------     -----------


(1) Represents stock options issued under the Parent 1992 Management Equity Plan (the "Plan"). Options granted under the Plan had an exercise price equal to the fair market value of the Common Stock at the date of the grant as determined by Parent's Board of Directors. The options vested and became exercisable in cumulative 20% installments commencing one year from the date of grant, with full vesting on the fifth anniversary. Shares of Common Stock acquired pursuant to the exercise of options are generally subject to terms and conditions comparable to those contained in various Management Subscription and Stockholders Agreements pursuant to which members of management have previously acquired Common Stock. See "Principal Stockholders." Pursuant to the Recapitalization substantially all of such options became fully vested and were exercised (see "Management Stock Purchases") and the restrictions under such agreements (other than those relating to federal and state securities acts) became inapplicable.

(2) Such compensation was to facilitate the named executives' Management Stock Purchases.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1997 AND 1997 FISCAL YEAR-END OPTION VALUE

                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN
                     SHARES                    OPTIONS HELD AT FISCAL       THE MONEY OPTIONS AT
                    ACQUIRED      VALUE               YEAR END                 FISCAL YEAR END
      NAME         ON EXERCISE   REALIZED    EXERCISABLE/UNEXERCISABLE(1) EXERCISABLE/UNEXERCISABLE
------------------ ----------- ------------- --------------------------- --------------------------
Robert W. Miller     31,400      $381,700                0/0                       $0/0
------------------ ----------- ------------- --------------------------- --------------------------
Steven G.  Miller    31,400       381,700                0/0                        0/0
------------------ ----------- ------------- --------------------------- --------------------------
Thomas J. Schlauch   19,600       242,237                0/0                        0/0
------------------ ----------- ------------- --------------------------- --------------------------
Richard A. Johnson   19,600       242,237                0/0                        0/0
------------------ ----------- ------------- --------------------------- --------------------------
Charles P. Kirk      14,100       159,737                0/0                        0/0
------------------ ----------- ------------- --------------------------- --------------------------

(1) Pursuant to the Recapitalization substantially all of the options previously held became fully vested and were exercised. See "Management Stock Purchases".


EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

        The Company and each of Steven G. Miller and Robert W. Miller (collectively, the "Millers") have entered into employment agreements, dated as of January 1, 1993, whereby Steven G. Miller is to continue to serve as President and Chief Operating Officer and Robert W. Miller as Chairman of the Board of Directors (the "Board") and Chief Executive Officer of the Company until December 31, 1994 and for additional successive one-year periods thereafter, unless any party gives timely notice to the other that the employment term shall not be so extended. The agreements require the Company to provide the Millers with a base salary and those benefits generally available to the Company's senior executive officers, including health insurance, sick leave, and profit sharing plan participation, and require the Board to make an annual determination as to whether each is entitled to receive a bonus for such year and an increase in base salary for the next year. Robert W. Miller's agreement also provides for supplemental annual retirement benefits and health insurance benefits for himself and his surviving spouse upon his retirement.

        Employment under both agreements is terminable by the Company at any time, with or without cause, and, under Robert W. Miller's agreement, by him, if for good reason (as defined in his employment agreement). If Steven G. Miller or Robert W. Miller is terminated without cause or, in the case of Robert W. Miller, by him for good reason, each is entitled to receive as severance pay his base salary through the remainder of the employment term as then in effect. The agreement of either of the Millers may be terminated if such person becomes unable to render full services during certain prescribed periods of time. The agreements contain covenants precluding the Millers from engaging in certain competition with the Company and from soliciting certain employees of the Company and its affiliates for a specified period following the termination of employment, the basis of which depends upon the reason for the termination.


MANAGEMENT STOCK PURCHASES

        Pursuant to the Recapitalization, Parent accelerated the vesting periods under substantially all outstanding employee option and restricted stock agreements. Parent facilitated the exercise of such stock options by existing employees by offering to such employees the option to pay the aggregate exercise price of such outstanding options (in excess of the par value of the shares being acquired upon exercise) by way of a personal recourse obligation secured by such employee's existing Common Stock and the Common Stock issued pursuant to the exercise of the options, and the proceeds thereof. Option holders who exercised their stock options at the effective date of the Recapitalization received the distributions on Common Stock described under the description of the Recapitalization included under the heading "Liquidity and Capital

Resources". As a result thereof, there were outstanding 4,215,301 shares (or 4,612,945 shares on a fully diluted basis) of Common Stock immediately prior to the Recapitalization.

        As part of the Recapitalization, and pursuant to Parent's newly adopted 1997 Management Equity Plan applicable to employees of Parent and its subsidiaries, Parent sold to existing middle and senior level management employees of the Company, 462,009 shares of Common Stock for $5 per share (the "Management Stock Purchases"). Such shares were not entitled to the distribution on Common Stock described above under the heading "Liquidity and Capital Resources," although any current employees who owned shares otherwise entitled to such distribution could pay all or a portion of the purchase price of the shares being purchased by having Parent offset or withhold such amount from the distribution. The agreements under the 1997 Management Equity Plan prohibit the transfer of such Common Stock until the fifth anniversary of the issuance thereof or the occurrence of any earlier specified event that terminates such prohibition, with an exception for transfers of vested shares to "related transferees" (as defined therein). Thereafter, such shares of Common Stock are transferrable subject to a right of first refusal in favor of Parent. The agreements also contain certain "call" options as to unvested shares of Common Stock, exercisable, generally, upon termination of a management employee's employment with the Company. As a result of the Management Stock Purchases, immediately after the Recapitalization the continuing management and employees of the Company (and members of their families) beneficially owned approximately 55.3% of Parent on a fully diluted basis.


COMPENSATION OF DIRECTORS

        Directors of the Company, as such, do not receive any compensation. However, during the fiscal year ended December 28, 1997, Leonard Green & Associates, L.P. ("LGP"), a California limited partnership, received as compensation for management services fees of $542,071 including out-of-pocket expenses. The Company also paid LGA an additional $500,000 in fees for work performed in securing the Company's bank facility in 1994 and 1996. In addition, as a result of the consummation of the Recapitalization, LGA was paid a fee of $4.3 million by the Parent. After the Recapitalization, Parent and the Company entered into a new Management Services Agreement with a term of seven and one-half years and pursuant to which Parent and the Company will pay LGA a reduced annual fee for management services ($333,333) plus reasonable and customary fees for financial advisory and investment banking services in connection with major financial transactions (plus expenses and indemnities, if any). LGA is an affiliate of LGP. Mr. Danhakl and three former directors of the Company are executive officers and equity owners of LGP, and Mr. Seiffer is a Vice President of LGP. LGA is the sole general partner and manager of GEI, a stockholder of Parent. The Company believes that the terms of its agreement and arrangements with LGA are comparable to what could be obtained from unrelated, but equally qualified, third parties.



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

PRINCIPAL STOCKHOLDERS

        The Company's outstanding capital stock is wholly owned by Parent. Parent's outstanding equity securities consist of Common Stock and the Parent New Preferred. The following table sets forth the ownership of Common Stock as of March 25, 1998 by any person known to the Company to be the beneficial owner of more than 5% of either class of Parent's securities, the Company's directors, executive officers named in the Summary Compensation Table above, and all executive officers and directors of the Company as a group.

           NAME AND ADDRESS (1)                      COMMON STOCK
           --------------------                      ------------
           OF BENEFICIAL OWNER           NUMBER OF SHARES   PERCENT OF CLASS
           -------------------           ----------------   ----------------
Robert W. Miller (2)                          350,509 (3)        17.5%
Steven G. Miller (2)                          200,000            10.0%
Dr. Michael D. Miller                                 (4)            (4)
Thomas J. Schlauch                             40,000             2.0%
Richard A. Johnson                             48,000             2.4%
Charles P. Kirk                                48,000             2.4%
John G. Danhakl                                       (5)           (5)
Jonathan A. Seiffer                             -0-                 0%
Green Equity Investors, L.P. (2)              723,580            36.2%
All Executive Officers and Directors
as a Group                                  1,488,289 (6)        74.4%


(1) The address for each stockholder is 2525 East El Segundo Boulevard, El Segundo, California 90245, except GEI and Messrs. Danhakl and Seiffer for which the address is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2) Pursuant to the Stockholders Agreement (as defined), each of GEI and the Millers has agreed to vote for the directors designated by the other. See "Parent Equity and Debt".

(3)      Includes shares of Common Stock owned by Dr. Miller over which Robert
         W. Miller has voting control.

(4) Effective as of the Recapitalization, Dr. Miller granted voting control over his shares to Robert W. Miller, and such shares are included with Robert W. Miller's shares.

(5) Mr. Danhakl is a general partner of LGP and may be deemed to be a beneficial owner of the shares of Common Stock and Parent New Preferred owned by GEI because of his interest in LGP, which is an affiliate of the sole general partner of GEI. GEI owns 273,423 shares of Parent New Preferred and an affiliate of GEI owns 35,070 shares of Parent New Preferred.

(6)      Includes the shares identified in note (5) above.

REPURCHASE OF COMMON STOCK AND PE WARRANT

        Pursuant to the Recapitalization Agreement, Parent redeemed all of the issued and outstanding Parent Old Preferred, including shares owned by GEI, at an aggregate redemption price of $15.0 million plus accrued and unpaid dividends of approximately $6.9 million.

        Thereafter Parent made a distribution of $15 per share of Common Stock, or approximately $63.2 million in the aggregate, to all holders of record of Common Stock. Such holders included option holders whose vesting periods were accelerated as described under "Executive Compensation - Management Stock Purchases" and who exercised their outstanding stock options, but did not include shares of Common Stock sold to existing middle and senior level management as part of the Recapitalization.

        Following such distribution to the holders of Common Stock, Parent repurchased (i) 2,737,310 shares of Common Stock, which were originally sold together with shares of Parent Old Preferred, from the holders of such Common Stock (including GEI) (the "Selling Stockholders"), and (ii) the PE Warrant. The aggregate purchase price for the PE Warrant and the Common Stock repurchased from the Selling Stockholders was approximately $17.6 million in cash and $35.0 million of liquidation value of Parent New Preferred.

        As a result of the Recapitalization, the Selling Stockholders' ownership of Common Stock was reduced significantly. Their percentage ownership was reduced from 77.4% (based on the number of fully diluted shares of Common Stock immediately prior to the Recapitalization) to 41.7% (based on the number of fully diluted shares of Common Stock immediately after the Recapitalization). In addition, on a fully diluted basis, the 8.6% Common Stock interest of PE in respect of the PE Warrant was eliminated in its entirety.


PARENT EQUITY AND DEBT

        Parent's certificate of incorporation contains restrictions on transfer of its outstanding stock and grants to Parent, or Parent's assignee, a right of first refusal in the event of a proposed sale by any stockholder of Parent. In addition to the Common Stock, Parent has outstanding the Parent New Preferred and the Warrant issued with the Parent Discount Notes. In connection with the Recapitalization, Parent, the Millers and GEI entered into a stockholders agreement (the "Stockholders Agreement") which, among other things, generally provides that GEI will vote its Common Stock (and will cause its affiliates to vote) in favor of the election of the Millers and an additional person designated by them to be directors of Parent. Likewise, the Millers agreed to vote their Common Stock (and will cause their affiliates to vote) in favor of the election of two persons designated by GEI to be directors of Parent. The Stockholders Agreement further provides that all such persons will cause Parent to vote the common stock of the Company in favor of the election of the same five persons as directors of the Company. The Stockholders Agreement and the respective certificates of incorporation of Parent and the Company contain a requirement for a supermajority director vote generally applicable to transactions not in the ordinary course of business. The Stockholders Agreement is generally for a term of ten years, subject to earlier termination upon the occurrence of certain events, including if the Common Stock is listed or admitted to trading on a national securities exchange or quoted on The Nasdaq Stock Market's National Market.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH THRIFTY PAYLESS AND RITE AID CORPORATION

        Prior to September 1992, the Company was a wholly-owned subsidiary of Thrifty, which was in turn a wholly-owned subsidiary of PE. In December 1996, Thrifty was acquired by Rite Aid Corporation. References herein to "Rite Aid" include Rite Aid Corporation and its subsidiaries, including Thrifty PayLess, Inc. and Thrifty.

        As a result of the Company's prior relationship with Thrifty and its affiliates, the Company continues to maintain certain relationships with Rite Aid and PE. These relationships include continuing indemnification obligations of PE to the Company for certain environmental matters; arrangements between the Company and PE with respect to various tax matters and obligations under ERISA (as defined), including the allocation of various tax obligations relating to the inclusion of the Company and each member of the affiliated group of which the Company is the common parent in certain consolidated and/or unitary tax returns of PE; and the subleases described below.

        The Company previously subleased the building and improvements of its Fontana, California distribution center from Thrifty Realty Company, a California corporation and a wholly-owned subsidiary of Thrifty. See "Business - Distribution." On March 5, 1996, as permitted by the terms of such sublease, the Company purchased the facility from MLTC for a purchase price of $8.9 million, thereby terminating such sublease. Concurrently with such purchase, the Company entered into a sale/leaseback transaction with respect to the distribution center.

        The Company subleases certain business equipment and other personal property from Thrifty, including the Company's point of sale system (the "Equipment"), pursuant to a Sublease (the "Sublease") dated as of September 25, 1992 between the Company and Thrifty, as subsequently amended. Thrifty currently holds a leasehold interest in the Equipment pursuant to an Amended and Restated Master Lease Agreement dated as of April 20, 1994 between MLTC, as lessor, and Thrifty, as lessee (the "Master Lease"). The Master Lease contain a non-disturbance and attornment agreement pursuant to which the Company's use and enjoyment of the Equipment will not be disturbed as a result of any default under the Master Lease provided that the Company is not in default under the Sublease.

        The Master Lease provides Thrifty with an option to purchase the Equipment, and the Sublease provides the Company with the same option. The Company's option to purchase is exercisable notwithstanding any default under the Master Lease provided the Company is not otherwise in default under the Sublease; however, in the event a default exists under the Master Lease, the Company's exercise of its purchase option requires the payment by the Company of all amounts due and payable under the Master Lease at the time of the consummation of the purchase pursuant to the exercise of such option. Such amounts may include rent, fees and other expenses that are not allocable to the Equipment (the "Excess Fees") if the same are due and payable but have not otherwise been paid by Thrifty. To the extent the Company is required to pay such Excess Fees, Thrifty is obligated under the Sublease to reimburse the Company for the full amount of such Excess Fees.

        The Company believes that all other material terms of the Sublease, including rent payments, are comparable to what could be obtained from an unrelated third party.


POTENTIAL CONFLICTS OF INTEREST; PAST TRANSACTIONS WITH AFFILIATES

        Messrs. Danhakl and Seiffer of LGP hold two seats on the Board of Directors of the Company. Jonathan Sokoloff and Jennifer Holden Dunbar of LGP, who previously served as directors of the Company, hold two seats on the Board of Directors of Gart Sports Company ("Gart"). Also, affiliates of LGA have a controlling interest in Gart, and LGA and LGP are affiliates. Messrs. Danhakl and Seiffer may have conflicts of interest with respect to certain matters affecting the Company, such as potential business opportunities and business dealings between the Company and LGP and its affiliated companies.

        Gart recently completed a merger with Sportmart. Gart and Sportmart compete with the Company. Although Gart and Sportmart currently pursue different business strategies than the Company, they compete in some of the Company's markets and offer some of the same or similar merchandise, and there can be no assurance that the Company will not encounter increased competition from Gart or Sportmart in the future or that actions by either will not inhibit the Company's growth strategy. In addition, there can be no assurance that all potential conflicts will be resolved in a manner that is favorable to the Company, or that the Company will be offered business opportunities made available to Gart or Sportmart. The Company believes it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intends to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.


OWNERSHIP OF OLD SUBORDINATED NOTES BY AFFILIATES

        Certain of the Old Subordinated Notes that were defeased and repaid as a result of the Recapitalization were owned by certain of the Selling Stockholders and by affiliates of GEI.

CONSULTING FEES

         As consideration for the provision of ongoing management and financial advisory services, the Company pays LGA certain fees. See "Executive Compensation - Compensation of Directors."

                                     PART IV


ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (A)              Documents filed as part of this report:

             (1)              Financial Statements. See Financial Statements Index included in Item 8 of Part II of this Form 10-K.

             (2)              Financial Statement Schedule.
                              See Financial Statements Index included in Item 8 of Part II of this Form 10-K.

             (3)              Exhibits and Reports on Form 8-K.

         (a) Exhibits
             --------

             3.1(i)(1)        Restated Certificate of Incorporation of the Company

             3.1(ii)(1)       By-Laws of the Company, as amended October 27, 1997

             4.1(5)           Indenture dated as of November 13, 1997 between the
                              Company and First Trust National Association, as trustee

             4.2(5)           Form of the Company's Series B 10 7/8% Senior Notes due
                              2007 (included in Exhibit 4.1)

             10.1(a)(2)       Employment Agreement between the Company and Robert W.
                              Miller dated as of January 1, 1993

             10.1(b)(2)       Employment Agreement between the Company and Steven G.
                              Miller dated as of January 1, 1993

             10.1(c)(2)       Sublease between the Company and Thrifty dated as of
                              September 25, 1992

             10.2(a)(3)       Amended and Restated Indemnification Implementation
                              Agreement between the Company (formerly known as United
                              Merchandising Corp.) and Thrifty PayLess Holdings, Inc.
                              dated as of April 20, 1994

             10.2(b)(3)       Agreement and Release among Pacific Enterprises, Thrifty
                              PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty
                              and the Company (formerly known as United Merchandising
                              Corp.) dated as of March 11, 1994

             10.3(a)(4)       Financing Agreement dated March 8, 1996 between The CIT
                              Group/Business Credit, Inc. and the Company

             10.3(b)(4)       Grant of Security Interest in and Collateral Assignment
                              of Trademarks and Licenses dated as of March 8, 1996 by
                              the Company in favor of The CIT Group/Business Credit,
                              Inc.

             10.3(c)(4)       Guarantee dated March 8, 1996 by Big 5 Corporation (now
                              known as Big 5 Holdings Corp.) in favor of The CIT
                              Group/Business Credit, Inc.

             10.4             (a) (4) Agreement on Purchase and Sale among the
                              Company and the State of Wisconsin dated as of February 13, 1996

             10.4(b)(4)       Lease among the Company (Lessee) and the State of
                              Wisconsin Investment Board (Lessor) dated as of March 5,
                              1996


             10.5(5)          Purchase Agreement, dated as of November 13, 1997, by and
                              among the Company and the Initial Purchasers named therein

             10.6(5)          Registration Rights Agreement, dated as of November 13,
                              1997, by and among the Company and the Initial Purchasers
                              named therein

             10.7(5)          Management Services Agreement, dated as of
                              November 13, 1997, by and between the Company, Big
                              5 Holdings Corp. and Leonard Green & Associates,
                              L.P.

             10.8(5) Letter from The CIT Group/Business Credit, Inc. to the Company dated November 13, 1997, amending the Financing Agreement, dated March 8, 1996 between the
                              Company (formerly known as United Merchandising
                              Corp.) and The CIT Group/Business Credit, Inc.

             12.1             Ratio of Earnings to Fixed Charges

             27               Financial Data Schedule


------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed November 26, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form S-4 (file no. 33-61096) effective as of June 29, 1993.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1995

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Registration Statement on Form S-4 (file no. 333-43129) filed with the Securities and Exchange Commission on December 23, 1997.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company has not provided any annual report covering its last fiscal year nor any proxy statement to security holders.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BIG 5 CORP.
                                       a California Corporation


Date:   March 27, 1998                 By: /S/Robert W. Miller
        ---------------------             --------------------------------------
                                          Robert W. Miller
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer of the Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signatures                              Title                             Date
        ----------                              -----                             ----
     /S/Robert W. Miller             Chairman of the Board of Directors       March 27, 1998
-----------------------------          and Chief Executive Officer of the
       Robert W. Miller                Company (Principal Executive Officer)



     /S/Steven G. Miller             President,                               March 27, 1998
------------------------------         and Chief Operating Officer
       Steven G. Miller                and Director of the Company



     /S/Charles P. Kirk              Senior Vice President and                March 27, 1998
------------------------------         Chief Financial Officer (Principal
      Charles P. Kirk                  Financial and Accounting Officer)




     /S/Michael D. Miller            Director of the Company                  March 27, 1998
------------------------------
       Michael D. Miller


                                      Director of the Company                 March 27, 1998
------------------------------
       John G. Danhakl


   /S/Jonathan A. Seiffer            Director of the Company                  March 27, 1998
------------------------------
      Jonathan A. Seiffer


                                   BIG 5 CORP.
                              Financial Statements
                     December 28, 1997 and December 29, 1996
                   (With Independent Auditor's Report Thereon)

                                   BIG 5 CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
Independent Auditors' Report...........................................    F-2

Financial Statements:
Balance Sheets as of December 28, 1997 and December 29, 1996...........    F-3

Years ended December 28, 1997, December 29, 1996 and December 31, 1995

     Statements of Operations..........................................    F-5
     Statements of Stockholder's Equity (Deficit)......................    F-6
     Statements of Cash Flows..........................................    F-7
Notes to Financial Statements..........................................    F-9

                                                                        Schedule

Financial Statement Schedule:
     Valuation and Qualifying Accounts as of December 28, 1997 and
       December 29, 1996...............................................   II-1


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Big 5 Corp.:

We have audited the accompanying financial statements of Big 5 Corp. (formerly United Merchandise Corp.) as listed in the accompanying index. In connection with our audits of the financial statements, we also audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Corp. as of December 28, 1997 and December 29, 1996 and the results of its operations and its cash flows for each of the years ended December 28, 1997, December 29, 1996 and December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             KPMG PEAT MARWICK LLP

Los Angeles, California
March 4, 1998

                                   BIG 5 CORP.

                                 Balance Sheets

                          (Dollar amounts in thousands)

                                                                      DECEMBER 28,  DECEMBER 29,
                                     ASSETS                              1997           1996
                                                                       ---------      --------
Current assets:
    Cash and cash equivalents                                          $   1,364         4,797
    Trade and other receivables, net of allowance for doubtful
         accounts of $118 and $464, respectively                           6,702         4,054
    Merchandise inventories                                              147,279       134,886
    Prepaid expenses                                                       1,053         1,031
                                                                       ---------      --------
           Total current assets                                          156,398       144,768
                                                                       ---------      --------
Property and equipment:
    Land                                                                     186           186
    Buildings and improvements                                            15,353        13,776
    Furniture and equipment                                               33,481        30,647
    Less accumulated depreciation and amortization                       (21,719)      (17,079)
                                                                       ---------      --------
           Net property and equipment                                     27,301        27,530
                                                                       ---------      --------
Deferred income taxes, net                                                 6,257         1,700
Leasehold interest, net of accumulated amortization of $13,882 and
         $12,117, respectively                                            14,610        16,375
Other assets, at cost, less accumulated amortization of $975 and
         $713, respectively                                                6,336         1,829
Goodwill, less accumulated amortization of $1,124 and $878,
         respectively                                                      5,420         5,667
                                                                       ---------      --------
                                                                       $ 216,322       197,869
                                                                       =========      ========

                                   (Continued)

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

                                                                      DECEMBER 28,   DECEMBER 29,
                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)           1997           1996
                                                                       ---------      --------
Current liabilities:
    Accounts payable                                                   $  44,089        44,239
    Accrued expenses                                                      31,428        28,368
    Income taxes payable                                                      --         1,733
                                                                       ---------      --------
           Total current liabilities                                      75,517        74,340
Deferred rent                                                              5,988         5,224
Long-term debt                                                           173,660        86,450
                                                                       ---------      --------
           Total liabilities                                             255,165       166,014
                                                                       ---------      --------
Commitments and contingencies

Stockholder's equity (deficit):
    Common stock, $.01 par value.  Authorized 3,000 shares; issued
         and outstanding 1,000 shares at December 28, 1997                    --        35,080
    Additional paid in capital                                            35,080            --
    Accumulated deficit                                                  (73,923)       (3,225)
                                                                       ---------      --------
           Net stockholder's equity (deficit)                            (38,843)       31,855
                                                                       ---------      --------
                                                                       $ 216,322       197,869
                                                                       =========      ========

See accompanying notes to financial statements.

                                   BIG 5 CORP.

                            Statements of Operations

                          (Dollar amounts in thousands)

                                                     YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                    DECEMBER 28,   DECEMBER 29,  DECEMBER 31,
                                                       1997           1996          1995
                                                     ---------      --------      --------
Net sales                                            $ 443,541       404,265       370,126
Cost of goods sold, buying and occupancy               298,893       277,116       256,583
                                                     ---------      --------      --------
           Gross profit                                144,648       127,149       113,543
                                                     ---------      --------      --------
Operating expenses:
    Selling and administrative                         110,131       101,053        95,158
    Depreciation and amortization                        8,176         9,578        11,991
                                                     ---------      --------      --------
           Total operating expenses                    118,307       110,631       107,149
                                                     ---------      --------      --------
           Operating income                             26,341        16,518         6,394
Interest expense                                        12,442        11,482        12,347
                                                     ---------      --------      --------
           Income (loss) before income taxes and
              extraordinary loss                        13,899         5,036        (5,953)
Income taxes                                             1,436           970           368
                                                     ---------      --------      --------
           Income (loss) before extraordinary
              loss                                      12,463         4,066        (6,321)

Extraordinary loss from early extinguishment
    of debt, net of income tax benefit                  (1,597)       (1,285)           --
                                                     ---------      --------      --------
           Net income (loss)                         $  10,866         2,781        (6,321)
                                                     =========      ========      ========

See accompanying notes to financial statements.

                                   BIG 5 CORP.

                  Statements of Stockholder's Equity (Deficit)

     Years ended December 28, 1997, December 29, 1996 and December 31, 1995

                          (Dollar amounts in thousands)


                                                                  ADDITIONAL
                                                      COMMON       PAID-IN    (ACCUMULATED
                                                       STOCK        CAPITAL     DEFICIT)
                                                     --------      --------     --------
Balance at January 1, 1995                           $ 35,080            --          315
Net loss for the year ended December 31, 1995              --            --       (6,321)
                                                     --------      --------     --------
Balance at December 31, 1995                           35,080            --       (6,006)
Net income for the year ended December 29,
     1996                                                  --            --        2,781
                                                     --------      --------     --------
Balance at December 29, 1996                           35,080            --       (3,225)
Dividend to Parent Company                                 --            --      (81,564)
Recapitalization - reclassification in excess of
    par value                                         (35,080)       35,080           --
Net income for the year ended December 28, 1997            --            --       10,866
                                                     --------      --------     --------
Balance at December 28, 1997                         $     --        35,080      (73,923)
                                                     ========      ========     ========

See accompanying notes to financial statements.

                                   BIG 5 CORP.

                            Statements of Cash Flows

                          (Dollar amounts in thousands)

                                                               YEAR ENDED    YEAR ENDED   YEAR ENDED
                                                               DECEMBER 28,  DECEMBER 29, DECEMBER 31,
                                                                  1997          1996        1995
                                                                --------      -------      -------
Cash flows from operating activities:
    Net income (loss)                                           $ 10,866        2,781       (6,321)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                              8,176        9,578       11,991
        Amortization of deferred finance charges                     716          621          429
        Deferred tax provision (benefit)                          (4,557)      (1,700)         368
         Extraordinary loss from early extinguishment
          of debt                                                  2,707        2,222           --
        Change in assets and liabilities:
          Merchandise inventories                                (12,393)       2,626       13,539
          Trade accounts receivable, net                          (2,648)        (677)         803
          Prepaid expenses and other assets                         (413)         342          122
          Income taxes                                            (1,733)       1,733         (178)
          Accounts payable                                          (150)       1,427      (21,165)
          Accrued expenses                                         3,060          845       (3,412)
                                                                --------      -------      -------
                  Net cash provided by (used in)
                    operating activities                           3,631       19,798       (3,824)
                                                                --------      -------      -------
Cash flows from investing activities:
    Purchases of property and equipment                           (5,151)      (3,453)      (6,822)
    Purchase of assets pending sale and leaseback (note 12)           --       (8,910)          --
    Proceeds from sale of property and equipment                      --       13,902           --
    Acquisition of business                                           --           --       (1,000)
    Other assets                                                      --           --          448
                                                                --------      -------      -------
                  Net cash provided by (used in)
                    investing activities                          (5,151)       1,539       (7,374)
                                                                --------      -------      -------

                                   (Continued)

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                                              1997          1996            1995
                                                           ---------      ---------      ---------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit
      facilities                                           $  (6,749)       (17,144)         7,144
    Repayment of long-term debt                              (36,450)            --             --
    Issuance of long-term debt                               130,409             --             --
    Debt issuance costs                                       (5,431)        (1,434)          (416)
    Debt prepayment premiums                                  (2,128)        (1,160)            --
    Dividend paid to Parent Company                          (81,564)            --             --
                                                           ---------      ---------      ---------
                  Net cash provided by (used in)
                    financing activities                      (1,913)       (19,738)         6,728
                                                           ---------      ---------      ---------
                  Net increase (decrease) in cash and
                    cash equivalents                          (3,433)         1,599         (4,470)

Cash and cash equivalents at beginning of year                 4,797          3,198          7,668
                                                           ---------      ---------      ---------
Cash and cash equivalents at end of year                   $   1,364          4,797          3,198
                                                           =========      =========      =========
Supplemental disclosures of cash flow information:
      Interest paid                                        $  11,807         11,285         12,300
      Income taxes paid                                        6,593             --             --
                                                           =========      =========      =========

See accompanying notes to financial statements.

                                   BIG 5 CORP.

                          Notes to Financial Statements

                     December 28, 1997 and December 29, 1996

                          (Dollar amounts in thousands)

(1)      BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         The accompanying financial statements for the fiscal year ended December 28, 1997 represent the financial position and results of operations of Big 5 Corp. In connection with the Recapitalization (as discussed below), the Company was reincorporated in Delaware and changed its name to Big 5 Corp. Prior to this reincorporation, the Company was incorporated in California as United Merchandising Corp. The accompanying financial statements for the fiscal years ended prior to December 28, 1997 represent the financial position and results of operations of United Merchandising Corp. As used herein, the Company means Big 5 Corp. when discussing the financial position and results of operations subsequent to the Recapitalization and United Merchandising Corp. when discussing the financial position or results of operations prior to the Recapitalization.

         The Company operates as a specialty sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 210 stores at December 28, 1997 in California, Washington, Oregon, New Mexico, Arizona, Nevada, Idaho, Utah (Western states) and Texas.

         In October, 1997, Big 5 Holdings Corp. (the Parent), Robert W. Miller and Green Equity Investors, L.P. (GEI) agreed to a Plan of Recapitalization and Stock Repurchase Agreement (the Recapitalization Agreement). On November 13, 1997, the following transactions (collectively referred to as the Recapitalization) were effected pursuant to the Recapitalization Agreement: (i) the Company issued 10 7/8% Senior Notes due 2007 (the Senior notes) ($130,409 gross proceeds); (ii) the Company defeased and repaid all of its outstanding 13 5/8% Senior Subordinated Notes due 2002; (iii) Parent issued its Senior Discount Notes in an aggregate principal amount at maturity of $48.2 million maturing on November 30, 2008 (the Parent Discount Notes) with a warrant to purchase approximately three percent of the Common Stock of Parent, par value $.01 per share at a nominal exercise price (the Warrant) ($24,500 proceeds); (iv) Parent accelerated vesting of substantially all outstanding options and restricted stock held by management and employees of the Company; (v) Parent redeemed for cash its existing Series A 9% Cumulative Redeemable Preferred Stock (the Parent Old Preferred) for approximately $21.9 million in the aggregate, including accrued dividends; (vi) Parent paid a cash distribution of $15 per share on its outstanding shares of Common Stock (approximately $63.2 million in the aggregate); (vii) Parent repurchased from Pacific Enterprises (PE) its warrant respecting 397,644 shares of Common Stock and 16,667 shares of Parent Old Preferred the (PE Warrant) and approximately 2,737,310 shares of Common Stock from the selling stockholders (of which GEI owned 86.8%) for an aggregate of $17.6 million in cash and $35.0 million of Parent Senior Exchangeable Preferred Stock (the Parent New Preferred); (viii) Parent sold additional Common Stock to middle and senior level management of the Company (approximately $2.3 million gross proceeds), increasing the beneficial ownership of management and employees (and members of their families) from 14.0% to 55.3% (in each instance on a fully diluted basis); and (ix) other transactions occurred, including a distribution from the Company to Parent, aggregating $81.5 million, so that the above referenced transactions could be effected.

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

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

         OTHER RECEIVABLES

         Other receivables consist principally of amounts due from vendors for certain co-op advertising and amounts due from credit card companies. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

         MERCHANDISE INVENTORIES

         The Company values its merchandise inventories using the lower of average cost (which approximates the first-in, first-out cost) or market method.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, using the straight-line method.

         The estimated useful lives are 40 years for buildings, 7-10 years for fixtures and equipment and the shorter of the lease term or 10 years for leasehold improvements. Maintenance and repairs are charged to expense as incurred.

         LEASEHOLD INTEREST

         Upon acquisition of the Company, certain assets were recorded for the net fair value of favorable operating lease agreements. The leasehold interest asset is being amortized on a straight-line basis. During the current year, the Company revised its estimated average useful life from 10 years to 13.5 years. The effect on net income for the year ended December 28, 1997 was $704. The unamortized balance attributable to leases terminated since the acquisition has been reflected as a component of the gain or loss upon disposition of the underlying properties.

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

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

         ADVERTISING EXPENSES

         The Company recognizes advertising costs the first time the advertising takes place. Advertising expenses amounted to $25,164 for the year ended December 28, 1997, $23,209 for the year ended December 29, 1996 and $22,621 for the year ended December 31, 1995. Advertising expense is included in selling and administrative.

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

         USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

         CONCENTRATION OF CREDIT RISK

         The Company's deposits are with various high quality financial institutions. Customer purchases are generally transacted using cash or credit cards. In certain instances, the Company grants credit to schools and youth-oriented organizations, under normal trade terms. Trade accounts receivable were approximately $437 and $355 at December 28, 1997 and December 29, 1996, respectively. Credit losses have historically been within management's expectations.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

         YEAR 2000

         In 1997, the Company developed a plan to make its computer systems Year 2000 compliant. The plan provides for conversion efforts to be completed by the end of 1998. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's plan is to upgrade its existing software with a version which is Year 2000 compliant. As the upgrade is from its existing vendor, the Company does not expect the costs to have a material impact on its results of operations.

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

         The fair value of the Company's Senior notes at December 28, 1997 approximated $130,409 based on recent market prices. The carrying amount of the revolving credit facility reflects the fair value based on current rates available to the Company for debt of the same remaining maturities.

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

(4)      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                 DECEMBER 28, DECEMBER 29,
                                                                     1997        1996
                                                                   --------     ------
Revolving credit facility                                          $ 43,251     50,000
10.875% Senior Notes, net of unamortized discount, $131
    million face amount due in 2007 with an effective interest
    rate of 10.95%                                                  130,409         --
13.625% Senior subordinated debt, due in 2002                            --     36,450
                                                                   --------     ------
         Total long-term debt                                      $173,660     86,450
                                                                   ========     ======

         In connection with the Recapitalization, the Company issued $131 million face amount, 10-7/8% Senior Notes due 2007 (Senior Notes), less unamortized discount of $591 based on an imputed interest rate of 10.95%. The notes require semi-annual interest payments on each May 15 and November 15, commencing on May 15, 1998. The Company has no mandatory payments of principal on the Senior Notes prior to their maturity in 2007. The notes may be redeemed in whole or in part, at the option of the Company, at any time on or after November 15, 2002, at the redemption prices set forth below with respect to the indicated redemption date, together with any accrued but any unpaid interest to such redemption date.

         If redeemed during the 12-month period beginning November 15:

YEAR                                                                    PERCENTAGE
2002                                                                    105.475%
2003                                                                    103.650%
2004                                                                    101.825%
2005 and thereafter                                                     100.000%
                                                                        =======

         The Company used the proceeds from the issuance of the Senior Notes, to redeem, at a premium of 5.838 %, all of the then outstanding unsecured senior subordinated notes, including all accrued and unpaid interest. Accordingly, the Company incurred a charge of $2,707, consisting of $2,128 in prepayment penalties and $579 related to a write-off of deferred finance costs related to the unsecured senior subordinated notes. The total charge is reflected as an extraordinary loss from early extinguishment of debt, net of income taxes of $1,110 in the statement of operations for the year ended December 28, 1997.

         In connection with the Recapitalization, the Company amended its then-current credit agreement facility with the CIT Group. The amended agreement provides the Company with a five year, non-amortizing $125 million revolving credit (the CIT Credit Facility), expiring in November 2002. The original agreement became effective March 8, 1996, when the Company entered into a credit agreement (the CIT Credit Agreement) among the Company and the CIT Group. The CIT Credit

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

         Agreement provided the Company with a three year non-amortizing $100 million revolving debt facility (the CIT Facility). Proceeds from the initial funding under the CIT Facility were used to repay in full all of the Company's outstanding obligations under its then existing revolving credit facility with General Electric Capital Corporation (the GECC Facility).

         Pursuant to the refinancing of its revolving credit facility in 1996, the Company incurred a charge of $2,222, consisting of $1,160 in prepayment penalties and $1,062 related to a write-off of deferred finance costs related to the GECC Facility. The total charge is reflected as an extraordinary loss from early extinguishment of debt, net of income taxes of $937, in the statement of operations for the year ended December 29, 1996.

         Prior to March 8, 1996, the Company operated under a credit agreement dated October 20, 1994 as amended among the Company, General Electric Capital Corporation as Agent and Wells Fargo Bank, which provided the Company with a five year non-amortizing $100 million revolving debt facility. Proceeds from the initial funding under the GECC Facility were used to repay in full all of the Company's outstanding obligations under its then existing revolving debt facility and term debt loan with Union Bank of Switzerland, as agent and lender (the UBS Facility).

         The CIT Credit Facility bears interest at various rates based on the Company's performance, with a floor of LIBOR (5.9% at December 28, 1997) plus 1.5% or the prime lending rate (8.5% at December 28, 1997) and a ceiling of LIBOR plus 2.5% or the prime lending rate plus 0.75% and are secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and tradenames) of the Company. At December 28, 1997, loans under the CIT Credit Facility currently bear interest at a rate of LIBOR plus 2.0% or the prime lending rate plus 0.25%. A monthly fee of 0.325% per annum is assessed on the unused portion of the facility. On December 28, 1997, the Company had $43,251 in LIBOR and prime lending rate borrowings and letters of credit of $4,495 outstanding. The Company's maximum eligible borrowing available under the facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the CIT Credit Facility amounted to $54,818 at December 28, 1997.

         The various debt agreements contain covenants restricting the ability of the Company to among other things, incur additional debt, merge or consolidate with or invest in other companies, sell or lease or transfer all or substantially all of its properties or assets, or make certain payments with respect to its outstanding capital stock, and engage in certain transactions with affiliates. In addition, the Company must comply with certain financial covenants. The Company was in compliance with such covenants at December 28, 1997.

(5)      LEASES

         The Company currently leases certain stores, distribution facilities, vehicles and equipment under noncancelable operating leases that expire through the year 2019. These leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs such as maintenance and insurance. Certain leases contain options to purchase the leased assets.

                                   BIG 5 CORP.

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

         Rental expense for operating leases consisted of the following:

                                                YEAR ENDED   YEAR ENDED  YEAR ENDED
                                               DECEMBER 28, DECEMBER 29, DECEMBER 31,
                                                  1997         1996       1995
                                                 -------     -------     -------
Cash rental payments                             $23,119      23,670      21,003
Noncash rentals                                    1,552         973       3,344
Contingent rentals                                 1,259       1,038         989
                                                 -------     -------     -------
         Rental expense                          $25,930      25,681      25,336
                                                 =======     =======     =======

         Future minimum lease payments (cash rentals) under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 28, 1997 are:

Year ending:
    1998                                                                $ 25,098
    1999                                                                  24,530
    2000                                                                  23,212
    2001                                                                  21,975
    2002                                                                  21,452
    Thereafter                                                           149,115
                                                                        ========

(6)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                         DECEMBER 28,   DECEMBER 29,
                                                            1997          1996
                                                           -------       -------
Payroll and related expenses                               $ 9,851         8,849
Self-insurance reserves                                      3,692         4,503
Sales tax                                                    5,466         4,821
Other                                                       12,395        10,195
                                                           -------       -------
                                                           $31,404        28,368
                                                           =======       =======

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

(7)      INCOME TAXES

         Total income tax expense consists of the following:

                                             DECEMBER 28, DECEMBER 29, DECEMBER 31,
                                                1997         1996         1995
                                               -------      -------      -------
Income before extraordinary loss               $ 1,436          970          368
Extraordinary item                              (1,110)        (937)          --
                                               -------      -------      -------
    Total income tax expense                   $   326           33          368
                                               =======      =======      =======

                                           CURRENT        DEFERRED        TOTAL
                                           -------        -------        -------
1997:
    Federal                                $ 5,116         (3,890)         1,227
    State                                      877           (667)           209
                                           -------        -------        -------
                                           $ 5,993         (4,557)         1,436
                                           =======        =======        =======
1996:
    Federal                                $ 2,273         (1,445)           828
    State                                      397           (255)           142
                                           -------        -------        -------
                                           $ 2,670         (1,700)           970
                                           =======        =======        =======
1995:
    Federal                                $    --            313            313
    State                                       --             55             55
                                           -------        -------        -------
                                           $    --            368            368
                                           =======        =======        =======

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

         The provision for income taxes differs from the amounts computed by applying the Federal statutory tax rate of 35% to earnings before income taxes and extraordinary item, as follows:

                                                   YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                  DECEMBER 28,  DECEMBER 29,  DECEMBER 31,
                                                      1997        1996           1995
                                                    -------      -------      -----------
Tax expense (benefit) at statutory rate             $ 4,865        1,763       (2,084)
State taxes, net of Federal benefit                     835          307         (363)
Increase (decrease) in valuation allowance, net
    of IRS adjustment in fiscal 1996                 (3,937)      (1,215)       2,990
Other                                                  (327)         115         (175)
                                                    -------      -------      -------
                                                    $ 1,436          970          368
                                                    =======      =======      =======

         Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

                                                          DECEMBER 28,  DECEMBER 29,
                                                              1997         1996
                                                            -------      -------
Deferred assets:
    Self-insurance reserves                                 $ 1,515        1,849
    Employee benefits                                         1,376        1,577
    State taxes                                                 190           73
    Noncash rentals                                           2,458        2,150
    Amortization of tangible and intangible assets            1,189        1,292
    Other                                                     1,178        1,103
                                                            -------      -------
           Gross deferred tax assets                          7,906        8,044
    Valuation allowance                                        (157)      (4,094)
                                                            -------      -------
           Net deferred tax assets                          $ 7,749        3,950
                                                            =======      =======
Deferred liabilities:
    Basis in fixed assets                                   $ 1,492        2,250
                                                            -------      -------
           Total deferred tax liabilities                   $ 1,492        2,250
                                                            =======      =======

         In 1997, the Company reduced the valuation allowance to reflect realizability of its deferred tax assets. In doing so, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

         future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 28, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. At December 28, 1997, management's assessment indicated that net deferred tax assets of $7,749 were recoverable.

(8)      EMPLOYEE BENEFIT PLANS

         Effective January 4, 1993, the Company established a 401(k) plan to cover all eligible employees. All employees' contributions may be supplemented by Company contributions. The Company contributed $1,269 for the year ended December 28, 1997, $1,017 for the year ended December 29, 1996 and $667 for the year ended December 31, 1995 in employer matching and profit sharing contributions.

         The Company has no significant postretirement or postemployment benefits.

(9)      RELATED PARTY TRANSACTIONS

         Prior to September 1992, the Company was a wholly-owned subsidiary of Thrifty, which was in turn a wholly-owned subsidiary of Pacific Enterprises (PE). In December 1996, Thrifty was acquired by Rite Aid Corporation.

         As a result of the Company's prior relationship with Thrifty and its affiliates, the Company continues to maintain certain relationships with Rite Aid and PE. These relationships include continuing indemnification obligations of PE to the Company for certain environmental matters; agreements between the Company and PE with respect to various tax matters and obligations under ERISA, including the allocation of various tax obligations relating to the inclusion of the Company and each member of the affiliated group of which the Company is the common parent in certain consolidated and/or unitary tax returns of PE; and subleases described as follows.

         The Company leases certain property and equipment from Thrifty, which leases this property and equipment from an outside party. Charges related to these leases totaled $655 for the year ended December 28, 1997, $1,008 for the year ended December 29, 1996 and $1,857 for the year ended December 31, 1995.

         During the year ended December 28, 1997, the Company paid $542, plus expenses, to an advisor group of one of its investor. Certain individuals of the investor advisor group are members of the Company's Board of Directors. In 1996, the Company paid this advisor group an additional $500 for services related to securing of the CIT Facility. In 1997, the Company has entered into a new Management Services Agreement with a term of seven and one-half years for which $333, plus expenses, will be paid annually for financial advisory and investment banking services.

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)

(10)     CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(11)     BUSINESS CONCENTRATIONS

         The Company operates specialty sporting goods retail stores located principally in the Western states of the United States. The Company is subject to regional risks such as the local economies, weather conditions and natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse regional events were to occur, there could be a significant adverse affect on management's estimates and an adverse impact on the Company's performance. The retail industry is impacted by the general economy. Changes in the marketplace may significantly affect management's estimates and the Company's performance.

(12)     SALE LEASEBACK

         On March 5, 1996, the Company entered into a sale and leaseback agreement (the transaction) with regard to its warehouse facility located in Fontana, California. Prior to this transaction, the Company owned the land associated with the facility and leased the buildings and improvements. In contemplation of the transaction, the Company purchased the building and improvements at a purchase price of $8,910. The transaction was then completed with the sale of the land, building and improvements at a sale price of $13,900. The gain on the transaction was insignificant and will be amortized on a straight-line basis over the related lease term. The net cash proceeds after expenses totaled $4,728 which was used to repay a portion of the GECC Facility.

         Under the leaseback agreement, the Company has committed to lease the facility for ten years under a noncancelable operating lease. The future minimum lease payments are reflected in the future minimum lease payments under noncancelable operating leases.

         On October 31, 1996, the Company entered into a sale and leaseback agreement with regard to its store located in Culver City, California. The sale amount of the property was $817 resulting in a $214 loss for the Company which is included in the statements of operations. The Company has committed to lease the property for 15 years under a noncancelable operating lease. The future minimum lease payments are reflected in the future minimum lease payments under noncancelable leases.

                                  BIG 5 CORP.
                       Valuation and Qualifying Accounts
                         (Dollar amounts in thousands)



                                            BALANCE AT      ADDITIONS       DEDUCTIONS      BALANCE
                                            BEGINNING       CHARGED TO         FROM         AT END
                                             OF YEAR        OPERATIONS       ALLOWANCE      OF YEAR
                                            ----------      ----------      ----------      -------
December 29, 1996
     Allowance for doubtful receivables        267             601             (404)          464

December 28, 1997
     Allowance for doubtful receivables        464              61             (407)          118

