Form 10-Q
period 1998-03-29
BIG 5 CORP /CA/
filed 1998-05-13
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended March 29, 1998

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

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at May 6, 1998.

                                   BIG 5 CORP.

                                     INDEX


                                                                      Page No.
                                                                      --------
Title Page                                                                1

Index                                                                     2

PART I -FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

              Balance Sheets - March 29, 1998 and
              December 28, 1997                                           3

              Statements of Operations -
              3 months ended March 29, 1998 and
              March 30, 1997                                              4

              Statements of Cash Flows -
              3 months ended March 29, 1998 and
              March 30, 1997                                              5

              Notes to Financial Statements                               6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7-11


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                           12

     Item 2.  Changes in Securities                                       12

     Item 3.  Defaults Upon Senior Securities                             12

     Item 4.  Submission of Matters to a Vote of
                 Security-Holders                                         12

     Item 5.  Other Information                                           12

     Item 6.  Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                13

                                   BIG 5 CORP.

                                 Balance Sheets
                             (Dollars in thousands)


                                                                         March 29,         December 28,
                                                                           1998                1997
                                                                       ------------        ------------
Assets                                                                  (Unaudited)

Current assets:
   Cash and cash equivalents                                           $      4,055        $      1,364
   Trade and other receivables, net of allowance for doubtful
      accounts of $128 and $118, respectively                                 4,172               6,702
   Merchandise inventories                                                  161,668             147,279
   Prepaid expenses                                                             697               1,053

                                                                       ------------        ------------
                    Total current assets                                    170,592             156,398
                                                                       ------------        ------------

Property and equipment:
   Land                                                                         186                 186
   Buildings and improvements                                                15,861              15,353
   Furniture and equipment                                                   34,004              33,481
   Less accumulated depreciation and amortization                           (22,754)            (21,719)
                                                                       ------------        ------------

                    Net property and equipment                               27,297              27,301
                                                                       ------------        ------------


Deferred income taxes, net                                                    6,257               6,257
Leasehold interest, net of accumulated amortization of
   $14,308 and $13,882, respectively                                         14,154              14,610
Other assets, at cost, less accumulated
   amortization of $1,223 and $975, respectively                              6,161               6,336
Goodwill, less accumulated amortization of $1,185
   and $1,124, respectively                                                   5,359               5,420
                                                                       ------------        ------------
                                                                       $    229,820        $    216,322
                                                                       ============        ============


                                                                         March 29,         December 28,
                                                                           1998               1997
                                                                       ------------        ------------
Liabilities and Stockholder's Equity                                   (Unaudited)


Current liabilities:

     Accounts payable                                                  $     63,484        $     44,089
     Accrued expenses                                                        29,165              31,428
                                                                       ------------        ------------
                    Total current liabilities                                92,649              75,517



Deferred rent                                                                 6,150               5,988
Long-term debt                                                              170,412             173,660
                                                                       ------------        ------------
                     Total liabilities                                      269,211             255,165
                                                                       ------------        ------------


Commitments and contingencies


Stockholder's deficit:

    Common stock, $.01 par value.  Authorized 3,000 shares;
    issued and outstanding 1,000 shares                                          --                  --
    Additional paid-in capital                                               35,080              35,080
    Accumulated deficit                                                     (74,471)            (73,923)
                                                                       ------------        ------------

                    Total stockholder's deficit                             (39,391)            (38,843)
                                                                       ------------        ------------

                                                                       $    229,820        $    216,322
                                                                       ============        ============


                 See accompanying notes to financial statements

                                   BIG 5 CORP.


                            Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)


                                                         Three Months Ended
                                                 ----------------------------------
                                                 March 29, 1998      March 30, 1997
                                                 --------------      --------------

Net sales                                         $    110,089        $     96,790
Cost of goods sold, buying and occupancy                74,765              66,583
                                                  ------------        ------------
         Gross profit                                   35,324              30,207
                                                  ------------        ------------

Operating expenses:
         Selling and administrative                     29,309              26,239
         Depreciation and amortization                   2,067               1,967
                                                  ------------        ------------
         Total operating expenses                       31,376              28,206
                                                  ------------        ------------


           Operating income                              3,948               2,001

Interest expense, net                                    4,876               2,711
                                                  ------------        ------------

           Loss before
              income taxes                                (928)               (710)

Income tax (benefit)                                      (380)                -.-
                                                  ------------        ------------

           Net loss                               $       (548)       $       (710)
                                                  ============        ============


See accompanying notes to financial statements.

                                   BIG 5 CORP.

                            Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                             ---------------------------------
                                                                             March 29, 1998     March 30, 1997
                                                                             --------------     --------------

Cash flows from operating activities:
  Net loss                                                                    $       (548)      $       (710)
  Adjustments to reconcile net loss to net cash
    provided/(used) by operating activities:
        Depreciation and amortization                                                2,067              1,967
        Amortization of deferred finance charge                                        248                166
        Change in assets and liabilities:
          Merchandise inventories                                                  (14,389)            (8,826)
          Trade accounts receivable, net                                             2,530              1,926
          Prepaid expenses and other assets                                            283                286
          Income taxes                                                                  --             (1,696)
          Accounts payable                                                          19,395              1,363
          Accrued expenses                                                          (2,228)            (5,898)
                                                                              ------------       ------------

                Net cash provided/(used) by operating activities                     7,358            (11,422)
                                                                              ------------       ------------

Cash flows from investing activities:
  Purchases of property and equipment                                               (1,419)              (726)
                                                                              ------------       ------------

                 Net cash used in investing activities                              (1,419)              (726)
                                                                              ------------       ------------

Cash flows from financing activities:
     Net (payment)/borrowings under revolving credit facilities                     (3,248)            10,000
                                                                              ------------       ------------
                Net cash provided by (used in) financing activities                 (3,248)            10,000
                                                                              ------------       ------------

                Net increase/(decrease) in cash and cash equivalents                 2,691             (2,148)


 Cash and cash equivalents at beginning of period                                    1,364              4,797
                                                                              ------------       ------------

 Cash and cash equivalents at end of period                                   $      4,055       $      2,649
                                                                              ============       ============


See accompanying notes to financial statements.

                                   BIG 5 CORP.


                     Notes to Unaudited Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. In the opinion of management of Big 5 Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position and cash flows as of and for the period ended March 29, 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

2. These unaudited financial statements should be read in conjunction with the Company's 1997 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.


THREE MONTHS ENDED MARCH 29, 1998 VERSUS THREE MONTHS ENDED MARCH 30, 1997

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                          Three Months Ended
                                         ------------------------------------------------------
                                               March 29, 1998              March 30, 1997
                                         --------------------------   -------------------------
Net sales                                $ 110,089           100.0%   $  96,790           100.0%
Cost of goods sold, buying and
      occupancy                             74,765            67.9       66,583            68.8
                                         ---------       ---------    ---------       ---------
Gross profit                                35,324            32.1       30,207            31.2
                                         ---------       ---------    ---------       ---------

Operating expenses:
      Selling and administrative            29,309            26.6       26,239            27.1
      Depreciation and amortization          2,067             1.9        1,967             2.0
                                         ---------       ---------    ---------       ---------
          Total operating expense           31,376            28.5       28,206            29.1
                                         ---------       ---------    ---------       ---------

          Operating income                   3,948             3.6        2,001             2.1
Interest expense                             4,876             4.4        2,711             2.8
                                         ---------       ---------    ---------       ---------
          Net loss before
             income taxes                     (928)           (0.8)        (710)           (0.7)

Income taxes                                  (380)           (0.3)         -.-             -.-
                                         ---------       ---------    ---------       ---------

          Net loss                       $    (548)           (0.5)%  $    (710)           (0.7)%
                                         =========       =========    =========       =========

          EBITDA (a)                     $   6,015             5.5%   $   3,968             4.1%
                                         =========       =========    =========       =========

(a) EBITDA represents net earnings (loss) before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

1.     Net Sales

      Net sales increased 13.7% (or $13.3 million) from $96.8 million reported for the three months ended March 30, 1997 to $110.1 million for the three months ended March 29, 1998. Same store sales increased 8.9% compared with the same period last year, reflecting the continued success of the Company's merchandising programs, a favorable winter season, positive general economic conditions in the Western United States, an extra business day in the accounting period due to the timing of the Easter Holiday, and an increase in store count from 196 at March 30, 1997 to 209 at March 29, 1998.

2.    Gross Profit

      Gross profit increased 16.9% (or $5.1 million) from $30.2 million for the three months ended March 30, 1997 to $35.3 million for the three months ended March 29, 1998, reflecting increased sales discussed above and improved gross profit margin. Gross profit margin increased from 31.2% of sales for the three month period in 1997 to 32.1% for the comparable three month period this year. The improvement is a result of positive comparisons in many of the Company's product categories including shoes and the seasonal ski related product categories along with the leveraging of fixed costs due to increased sales.

3.    Operating Expenses

      Selling and administrative expenses increased 11.7% (or $3.1 million) from $26.2 million for the three months ended March 30, 1997 to $29.3 million for the three months ended March 29, 1998, reflecting the increase in the Company's store count between periods. As a percentage of sales, selling and administrative expenses decreased from 27.1% for the 1997 period to 26.6% of sales in the 1998 period reflecting management's continued focus on controlling expenses and its leveraging fixed costs due to increased sales.

      Depreciation and amortization increased 5.1% (or $0.1 million) from $2.0 million for the prior year period to $2.1 million for the three months ended March 29, 1998. The increase reflected expenditures, and the related depreciation and amortization from the growth in the Company's store base during the past fiscal year.

4.    Interest Expense

      Interest expense increased 79.9% (or $2.2 million) from $2.7 million for the prior year period to $4.9 million for the three months ended March 29, 1998. This increase reflected the impact of the Company's Recapitalization (see "Liquidity and Capital Resources") which increased debt levels beginning in the fourth quarter of 1997.

5.    Income Taxes

      The Company recorded an income tax benefit against operations of $0.4 million for the three months ended March 29, 1998 versus no tax provision for the same period last year.

6.    Net Loss

      Net loss for the three months ended March 29, 1998 decreased 22.8% (or $0.2 million) from $0.7 million for the three months ended March 30, 1997 to $0.5 million for the three months ended March 29, 1998. This improvement reflects the positive sales and margin results achieved during the three months ended March 29, 1998.

7.    Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

      EBITDA increased 51.6% (or $2.0 million) from $4.0 million for the three months ended March 30, 1997 to $6.0 million for the three months ended March 29, 1998. This improvement reflects the positive sales and margin results achieved during the three months ended March 29, 1998.



LIQUIDITY AND CAPITAL RESOURCES

               In October 1997, Big 5 Holdings Corp. (the "Parent"), Robert W. Miller, Steven G. Miller and Green Equity Investors, L.P. ("GEI") agreed to a recapitalization agreement (the "Recapitalization Agreement") which resulted in existing management and employees of the Company (and members of their families) beneficially gaining majority ownership of the Company when the recapitalization was completed on November 13, 1997 (the "Recapitalization").

               In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of Series A 10 7/8% Senior Notes due 2007, requiring semi-annual interest payments. These notes were subsequently exchanged for a like aggregate principal amount of Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"), having substantially identical terms. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007.

               The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The Company amended its then-current Credit Facility effective November 13, 1997, to provide for the CIT Credit Facility. The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of March 29, 1998 was approximately $151.0 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes.

               As a result of borrowings under the Recapitalization, the Company's interest expense increased from $2.7 million for the three months ended March 30, 1997 to $4.9 million for the three months ended March 29, 1998. The Company believes that cash flow from operations will be sufficient to cover the interest expense arising from the CIT Credit Facility and the Senior Notes. However, the Company's ability to meet its debt service obligations depends upon its future performance, which, in turn, is subject to, among other things, general economic conditions and regional risks, and to financial, business and other factors affecting the operations of the Company, including factors beyond its control. Accordingly, there can be no assurance that cash flow from operations will be sufficient to meet the Company's debt service obligations.

               Net cash provided by operating activities was $7.4 million for the 13 weeks ended March 29, 1998 versus net cash used of $11.4 million for the 13 weeks ended March 30, 1997, reflecting increased accounts payable at the end of the 1998 period.

               Capital expenditures for the 13 weeks ended March 29, 1998 were $1.4 million versus $0.7 million for the same period last year. Management expects capital expenditures for Fiscal 1998 will range from $6.0 to $7.5 million and will be used primarily to fund the opening of approximately 15 to 20 new stores.

               Net cash used in financing activities was $3.3 million for the 13 weeks ended March 29, 1998 versus cash provided of $10.0 million for the same period last year. As of March 29, 1998, the Company had borrowings of $40.0 million and letter of credit commitments of $4.0 million outstanding under the CIT Credit Facility compared to $60.0 million and $3.5 as of March 30, 1997, with cash and cash equivalents of $4.1 million at March 29, 1998 compared to $2.6 million at March 30, 1997.

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



IMPACT OF ACCOUNTING PRONOUNCEMENTS

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

YEAR 2000

               In 1997, the Company developed a plan to make its computer systems Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1998. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's plan is to upgrade its existing software with a version which is Year 2000 compliant. As the upgrade is from its existing vendors, the Company does not expect the costs to have a material impact on its results of operations.

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



FORWARD-LOOKING STATEMENTS

               Certain information contained herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plan," "intend" or other similar terminology. Such forward-looking statements, which relate to, among other things, the financial condition, results of operations and business of the Company, are subject to significant risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in such statements. These include, without limitation, the Company's ability to open new stores on a timely and profitable basis, the impact of competition on revenues and margins, the effect of weather conditions and general economic conditions in the western United States (which is the Company's area of operation), the seasonal nature of the Company's business, and other risks and uncertainties including the risk factors listed in the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on January 16, 1998 and as may be detailed from time to time in the Company's public announcements and filings with the Securities and Exchange Commission. The Company assumes no obligation to publicly release the results of any revisions to the forward-looking statements contained herein which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission or otherwise to revise or update any oral or written forward-looking statements that may be made from time to time by or on behalf of the Company.

      PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings

                The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of matters currently pending against the Company will not have a material adverse effect on the Company's financial position.

     Item 2.    Changes in Securities and Use of Proceeds

                None

     Item 3.    Defaults Upon Senior Securities

                None

     Item 4.    Submission of Matters to a Vote of Security-Holders

                None

     Item 5.    Other Information

                None

     Item 6.    Exhibits and Reports on Form 8-K

                (a) Exhibits

                    Exhibit No.     Description
                    -----------     -----------
                       27           Financial Data Schedule

                (b) Reports on Form 8-K

                    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BIG 5 CORP.
                                A DELAWARE CORPORATION








Date: 5/13/98                      By:   /s/ STEVEN G. MILLER
                                      ----------------------------------
                                   Steven G. Miller
                                   President and
                                   Chief Operating Officer







Date: 5/13/98                      By:   /s/ CHARLES P. KIRK
                                      ----------------------------------
                                   Charles P. Kirk
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)