Form 10-Q
period 1998-06-28
BIG 5 CORP /CA/
filed 1998-08-11
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at August 10, 1998.

                                   BIG 5 CORP.

                                      INDEX

                                                                                 Page No.
                                                                                 --------
Title Page                                                                          1

Index                                                                               2

PART I -FINANCIAL INFORMATION

    Item 1.       Financial Statements (Unaudited)

                  Balance Sheets - June 28, 1998 and
                  December 28, 1997                                                 3

                  Statements of Operations -
                  Three months and six months ended June 28, 1998 and
                  June 29, 1997                                                     4

                  Statements of Cash Flows -
                  Six months ended June 28, 1998 and six months ended
                  June 29, 1997                                                     5

                  Notes to Financial Statements                                     6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               7-14


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                                 15

     Item 2.      Changes in Securities                                             15

     Item 3.      Defaults Upon Senior Securities                                   15

     Item 4.      Submission of Matters to a Vote of
                     Security-Holders                                               15

     Item 5.      Other Information                                                 15

     Item 6.      Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                          16

                                   BIG 5 CORP.

                                 Balance Sheets
                             (Dollars in thousands)



                                                                June 28,          December 28,
                                                                  1998                1997
                                                                ---------           ---------
                                                               (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                    $   1,030           $   1,364
   Trade and other receivables, net of allowance
      for doubtful accounts of $127 and
      $118, respectively                                            3,513               6,702
   Merchandise inventories                                        155,757             147,279
   Prepaid expenses                                                 1,078               1,053

                                                                ---------           ---------
                    Total current assets                          161,378             156,398
                                                                ---------           ---------

Property and equipment:
   Land                                                               186                 186
   Buildings and improvements                                      16,395              15,353
   Furniture and equipment                                         34,991              33,481
   Less accumulated depreciation and amortization                 (24,011)            (21,719)
                                                                ---------           ---------

                    Net property and equipment                     27,561              27,301
                                                                ---------           ---------


Deferred income taxes, net                                          6,257               6,257
Leasehold interest, net of accumulated amortization of
   $14,764 and $13,882 respectively                                13,713              14,610
Other assets, at cost, less accumulated
   amortization of $1,449 and $975, respectively                    5,816               6,336
Goodwill, less accumulated amortization of $1,247
   and $1,124, respectively                                         5,297               5,420
                                                                ---------           ---------
                                                                $ 220,022           $ 216,322
                                                                =========           =========
Liabilities and Stockholder's Equity

Current liabilities:

     Accounts payable                                           $  51,689           $  44,089
     Accrued expenses                                              28,281              31,428
                                                                ---------           ---------
                    Total current liabilities                      79,970              75,517
                                                                ---------           ---------



Deferred rent                                                       6,290               5,988
Long-term debt                                                    170,426             173,660
                                                                ---------           ---------
                     Total liabilities                            256,686             255,165
                                                                ---------           ---------

Commitments and contingencies

Stockholder's deficit:

     Common stock, $.01 par value.  Authorized
      3,000 shares; issued and outstanding
      1,000 shares                                                     --                  --
    Additional paid-in capital                                     35,080              35,080
    Accumulated deficit                                           (71,744)            (73,923)
                                                                ---------           ---------

                    Total stockholder's deficit                   (36,664)            (38,843)
                                                                ---------           ---------

                                                                $ 220,022           $ 216,322
                                                                =========           =========



See accompanying notes to condensed financial statements

                                   BIG 5 CORP.


                            Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)


                                              Three Months Ended                   Six Months Ended
                                         ------------------------------     -------------------------------
                                         June 28, 1998    June 29, 1997     June 28, 1998     June 29, 1997
                                         -------------    -------------     -------------     -------------
Net sales                                  $118,125          $110,308          $228,214          $207,098
Cost of goods sold, buying and
    occupancy                                76,992            71,818           151,757           138,401
                                           --------          --------          --------          --------

Gross profit                                 41,133            38,490            76,457            68,697
                                           --------          --------          --------          --------

Operating expenses:
    Selling and administration               29,616            27,832            58,925            54,071
    Depreciation and amortization             2,066             2,031             4,133             3,998
                                           --------          --------          --------          --------

      Total operating expenses               31,682            29,863            63,058            58,069
                                           --------          --------          --------          --------

Operating income                              9,451             8,627            13,399            10,628

Interest expense, net                         4,785             2,706             9,661             5,417
                                           --------          --------          --------          --------

    Income before income taxes                4,666             5,921             3,738             5,211

Income taxes                                  1,913                --             1,533                --
                                           --------          --------          --------          --------

                      Net income           $  2,753          $  5,921          $  2,205          $  5,211
                                           ========          ========          ========          ========



See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                             Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                 Six Months Ended
                                                                          --------------------------------
                                                                          June 28, 1998      June 29, 1997
                                                                          -------------      -------------
Cash flows from operating activities:
  Net income                                                                 $  2,205           $  5,211
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                           4,133              3,998
        Amortization of deferred finance charges                                  474                330
        Deferred tax benefit                                                       --             (1,336)

        Change in assets and liabilities:
          Merchandise inventories                                              (8,478)           (17,122)
          Trade & other receivables                                             3,189                331
          Prepaid expenses and other assets                                        96               (305)
          Accounts payable                                                      7,600              6,701
          Accrued expenses                                                     (3,147)            (6,000)
                                                                             --------           --------

                Net cash provided by (used in) operating activities             6,072             (8,192)
                                                                             --------           --------

Cash flows from investing activities:
  Purchases of property and equipment                                          (3,131)            (2,003)
                                                                             --------           --------

                 Net cash used in investing activities                         (3,131)            (2,003)
                                                                             --------           --------

Cash flows from financing activities:
   Net borrowings (repayments) under revolving credit facilities               (3,248)             9,113
   Dividends paid to parent                                                       (27)                --
                                                                             --------           --------

                Net cash provided by (used in) financing activities            (3,275)             9,113
                                                                             --------           --------

                Net decrease in cash and cash  equivalents                       (334)            (1,082)


 Cash and cash equivalents at beginning of period                               1,364              4,797
                                                                             --------           --------

 Cash and cash equivalents at end of period                                  $  1,030           $  3,715
                                                                             ========           ========


See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                          Notes to Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION

1. In the opinion of management of Big 5 Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position and cash flows as of and for the period ended June 28, 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

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


THREE MONTHS ENDED JUNE 28, 1998 VERSUS THREE MONTHS ENDED JUNE 29, 1997

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                           Three Months Ended
                                          ---------------------------------------------------
                                               June 28, 1998              June 29, 1997
                                          -----------------------     -----------------------
Net sales                                 $118,125          100.0%    $110,308          100.0%
Cost of goods sold, buying and
      occupancy                             76,992           65.2       71,818           65.1
                                          --------       --------     --------       --------
Gross profit                                41,133           34.8       38,490           34.9
                                          --------       --------     --------       --------

Operating expenses:
      Selling and administrative            29,616           25.1       27,832           25.2
      Depreciation and amortization          2,066            1.7        2,031            1.9
                                          --------       --------     --------       --------
          Total operating expense           31,682           26.8       29,863           27.1
                                          --------       --------     --------       --------

          Operating income                   9,451            8.0        8,627            7.8
Interest expense                             4,785            4.1        2,706            2.4
                                          --------       --------     --------       --------
          Net income before
             income taxes                    4,666            3.9        5,921            5.4

Income taxes                                 1,913            1.6           --             --
                                          --------       --------     --------       --------

          Net income                      $  2,753            2.3%    $  5,921            5.4%
                                          ========       ========     ========       ========

          EBITDA (a)                      $ 11,517            9.7%    $ 10,658            9.7%
                                          ========       ========     ========       ========

(a) EBITDA represents net earnings (loss) before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense and non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

1.   Net Sales

     Net sales increased 7.1% (or $7.8 million) from $110.3 million reported for the three months ended June 29, 1997 to $118.1 million for the three months ended June 28, 1998. Same store sales increased 3.4% compared with the same period last year, representing the tenth consecutive quarter of positive same store comparisons. These favorable comparisons reflect the continued success of the Company's merchandising programs and positive general economic conditions in the Western United States, partially offset by one less business day in the accounting period due to the timing of the Easter Holiday. Sales attributable to an increase in store count from 200 at June 29, 1997 to 209 at June 28, 1998 constituted the remainder of the 7.1% sales increase for the quarter.

2.   Gross Profit

     Gross profit increased 6.9% (or $2.6 million) from $38.5 million for the three months ended June 29, 1997 to $41.1 million for the three months ended June 28, 1998, reflecting the increased sales discussed above. Gross profit margin decreased marginally from 34.9% of sales in the 1997 quarter to 34.8% of sales this year.

3.   Operating Expenses

     Selling and administrative expenses increased 6.4% (or $1.8 million) from $27.8 million for the three months ended June 29, 1997 to $29.6 million for the three months ended June 28, 1998, reflecting the increase in the Company's store count between periods. As a percentage of sales, selling and administrative expenses decreased from 25.2% of sales for the 1997 period to 25.1% of sales in the 1998 period, which is a result of management's continued focus on controlling expenses and leveraging fixed costs due to increased sales.

     Depreciation and amortization increased 1.7% (or $0.1 million) from $2.0 million for the prior year period to $2.1 million for the three months ended June 28, 1998. This increase is due to capital expenditures and the related depreciation and amortization for expenditures related to the growth in the Company's store base during the past fiscal year.

4.   Interest Expense, Net

     Interest expense, net increased 76.8% (or $2.1 million) from $2.7 million for the prior year period to $4.8 million for the three months ended June 28, 1998. This increase is the result of the Company's Recapitalization (see "Liquidity and Capital Resources") which increased debt levels beginning in the fourth quarter of 1997.

5.   Income Taxes

     The Company recorded income tax expense against operations of $1.9 million for the three months ended June 28, 1998 versus no tax provision for the same period last year. Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to ongoing evaluation by management.

6.   Net Income

     Net income for the three months ended June 28, 1998 decreased 53.5% (or $3.1 million) from $5.9 million for the three months ended June 29, 1997 to $2.8 million for three months ended June 28, 1998. This decrease reflects the impact of the company's fourth quarter 1997 Recapitalization (see "Liquidity and Capital Resources") which raised debt levels resulting in increased interest expense as well as income tax expense recorded during the quarter. These factors more than offset the positive operating results achieved by the Company during the three months ended June 28, 1998.


7.   Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

     EBITDA increased 8.1% (or $0.9 million) from $10.7 million for the three months ended June 29, 1997 to $11.5 million for the three months ended June 28, 1998. This improvement reflects the positive operating results achieved during the three months ended June 28, 1998.


SIX MONTHS ENDED JUNE 28, 1998 VERSUS SIX MONTHS ENDED JUNE 29, 1997

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


                                                           Six Months Ended
                                          ---------------------------------------------------
                                                June 28, 1998              June 29, 1997
                                          -----------------------     -----------------------
Net sales                                 $228,214          100.0%    $207,098          100.0%
Cost of goods sold, buying and
      occupancy                            151,757           66.5      138,401           66.8
                                          --------       --------     --------       --------
Gross profit                                76,457           33.5       68,697           33.2
                                          --------       --------     --------       --------

Operating expenses:
      Selling and administration            58,925           25.8       54,071           26.1
      Depreciation and amortization          4,133            1.8        3,998            2.0
                                          --------       --------     --------       --------
          Total operating expense           63,058           27.6       58,069           28.1
                                          --------       --------     --------       --------

         Operating income                   13,399            5.9       10,628            5.1
Interest expense, net                        9,661            4.2        5,417            2.6
                                          --------       --------     --------       --------
         Net income (loss)
         before income taxes                 3,738            1.7        5,211            2.5

Income taxes                                 1,533            0.7           --             --
                                          --------       --------     --------       --------

Net income (loss)                         $  2,205            1.0%    $  5,211            2.5%
                                          ========       ========     ========       ========

EBITDA (a)                                $ 17,532            7.7%    $ 14,626            7.1%
                                          ========       ========     ========       ========

(a) EBITDA represents net earnings (loss) before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense and non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.


1.   Net Sales

     Net sales increased 10.2% (or $21.1 million) from $207.1 million reported for the six months ended June 29, 1997 to $228.2 million for the six months ended June 28, 1998. Same store sales increased 6.0% compared with the same period last year reflecting the continued success of the Company's merchandising programs, a favorable winter season, and positive general economic conditions in the Western United States. Sales attributable to an increase in store count from 200 at June 29, 1997 to 209 at June 28, 1998 constituted the remainder of the 10.2% sales increase for the 26 week period.

2.   Gross Profit

     Gross profit increased 11.3% (or $7.8 million) from $68.7 million for the six months ended June 29, 1997 to $76.5 million for the six months ended June 28, 1998, reflecting the increased sales discussed above and improved gross profit margin. Gross profit margin increased from 33.2% of sales for the first six month period in 1997 to 33.5% for the comparable first six month period this year. The improvement in gross profit margin for the six months ended June 28, 1998 was due to positive comparisons in many of the Company's product categories including shoes and the seasonal ski related product categories along with the leveraging of fixed costs due to increased sales.

3.   Operating Expenses

     Selling and administrative expenses increased 9.0% (or $4.8 million) from $54.1 million for the six months ended June 29, 1997 to $58.9 million for the six months ended June 28, 1998. This increase resulted primarily from an increase in the Company's store base from 200 stores last year to 209 at the end of June 1998. When measured as a percentage of sales, selling and administrative expenses decreased from 26.1% of sales for the 1997 period to 25.8% of sales in the 1998 period, as a result of management's continued focus on controlling expenses and its leveraging of fixed costs due to increased sales.

     Depreciation and amortization increased 3.4% (or $0.1 million) from $4.0 million for the prior year period to $4.1 million for the six months ended June 28, 1998. The increase is due to capital expenditures, and the related depreciation and amortization for expenditures related to the growth in the Company's store base during the past fiscal year.

4.   Interest Expense, Net

     Interest expense, net increased 78.3% (or $4.3 million) from $5.4 million for the prior year period to $9.7 million for the six months ended June 28, 1998. This increase is a result of the impact of the

     Company's Recapitalization (see "Liquidity and Capital Resources") which increased debt levels beginning in the fourth quarter of 1997.


5.  Income Taxes

     The Company recorded income tax expense against operations of $1.5 million for the six months ended June 28, 1998 versus no tax provision for the same period last year. Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to ongoing evaluation by management.


6.   Net Income/(Loss)

     Net income for the six months ended June 28, 1998 decreased $3.0 million from a net income of $5.2 million for the six months ended June 29, 1997 to a net income of $2.2 million for six months ended June 28, 1998. This decrease reflects the impact of the company's fourth quarter 1997 Recapitalization (see "Liquidity and Capital Resources") which raised debt levels resulting in increased interest expense as well as income tax expense recorded during the six month period this year. These factors more than offset the positive operating results achieved by the Company during the three months ended June 28, 1998.


7.   Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

     EBITDA increased 19.9% (or $2.9 million) from $14.6 million for the six months ended June 29, 1997 to $17.5 million for the six months ended June 28, 1998. Increased same store sales, gross margin and operating efficiencies were the primary factors contributing to the significant improvement.


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

         The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The Company amended its then-current Credit Facility effective November 13, 1997, to provide for the CIT Credit Facility. The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of June 28, 1998 was approximately $146.0 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes.

         As a result of borrowings under the Recapitalization, the Company's interest expense increased from $5.4 million for the six months ended June 29, 1997 to $9.7 million for the six months ended June 28, 1998. The Company believes that cash flow from operations will be sufficient to cover the interest expense arising from the CIT Credit Facility and the Senior Notes. However, the Company's ability to meet its debt service obligations depends upon its future performance, which, in turn, is subject to, among other things, general economic conditions and regional risks, and to financial, business and other factors affecting the operations of the Company, including factors beyond its control. Accordingly, there can be no assurance that cash flow from operations will be sufficient to meet the Company's debt service obligations.

         Net cash provided by operating activities was $6.1 million for the six months ended June 28, 1998 versus net cash used of $8.2 million for the six months ended June 29, 1997, primarily reflecting improved operating results combined with reduced inventory purchases during the six month period ended June 28, 1998.

         Capital expenditures for the six months ended June 28, 1998 were $3.1 million versus $2.0 million for the same period last year. Management expects capital expenditures for Fiscal 1998 will range from $6.0 to $6.5 million and will be used primarily to fund the opening of approximately 15 new stores.

         Net cash used in financing activities was $3.3 million for the six months ended June 28, 1998 versus cash provided of $9.1 million for the same period last year. As of June 28, 1998, the Company had borrowings of $40.0 million and letter of credit commitments of $5.3 million outstanding under the CIT Credit Facility compared to $59.1 million and $3.1 million as of June 29, 1997, with cash and cash equivalents of $1.0 million at June 28, 1998 compared to $3.7 million at June 29, 1997.

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

The Financial Accounting Standards Board issued Statement No. 133, (Accounting for Derivative Instruments and Hedging Activities) effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.



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

                  ______________________________________

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BIG 5 CORP.,
                                       A DELAWARE CORPORATION









Date: 08/11/98                         By: /S/ STEVEN G. MILLER
                                          --------------------------------------
                                          Steven G. Miller
                                          President and Chief Operating Officer





Date: 08/11/98                         By: /S/ CHARLES P. KIRK
                                          --------------------------------------
                                          Charles P. Kirk
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)