Form 10-Q
period 1998-09-27
BIG 5 CORP /CA/
filed 1998-11-12
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at November 11, 1998.

                                   BIG 5 CORP.

                                      INDEX

                                                                                              Page No.
                                                                                              --------
Title Page                                                                                        1

Index                                                                                             2

PART I -FINANCIAL INFORMATION

    Item 1.          Financial Statements (Unaudited)

                     Balance Sheets - September 27, 1998 and
                     December 28, 1997                                                            3

                     Statements of Operations -
                     Three months and nine months ended September 27, 1998 and
                     September 28, 1997                                                           4

                     Statements of Cash Flows -
                     Nine months ended September 27, 1998 and nine months ended
                     September 28, 1997                                                           5

                     Notes to Financial Statements                                                6

     Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          7-15


PART II - OTHER INFORMATION

     Item 1.         Legal Proceedings                                                            16

     Item 2.         Changes in Securities                                                        16

     Item 3.         Defaults Upon Senior Securities                                              16

     Item 4.         Submission of Matters to a Vote of
                        Security-Holders                                                          16

     Item 5.         Other Information                                                            16

     Item 6.         Exhibits and Reports on Form 8-K                                             16


SIGNATURES                                                                                        17


                                   BIG 5 CORP.

                                 Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                                       September 27,       December 28,
                                                                          1998                1997
                                                                       ---------           ---------
Assets

Current assets:
   Cash and cash equivalents                                           $     789           $   1,364
   Trade and other receivables, net of allowance for doubtful
      accounts of $115 and $118, respectively                              2,521               6,702

   Merchandise inventories                                               150,762             147,279

   Prepaid expenses                                                          855               1,053

                                                                       ---------           ---------
                    Total current assets                                 154,927             156,398
                                                                       ---------           ---------

Property and equipment:

   Land                                                                      186                 186

   Buildings and improvements                                             17,073              15,353
   Furniture and equipment                                                36,131              33,481
   Less accumulated depreciation and amortization                        (25,463)            (21,719)
                                                                       ---------           ---------

                    Net property and equipment                            27,927              27,301
                                                                       ---------           ---------


Deferred income taxes, net                                                 6,257               6,257
Leasehold interest, net of accumulated amortization of
   $15,190 and $13,882 respectively                                       13,273              14,610
Other assets, at cost, less accumulated
   amortization of $1,675 and $975, respectively                           5,855               6,336
Goodwill, less accumulated amortization of $1,309
   and $1,124, respectively                                                5,235               5,420
                                                                       ---------           ---------
                                                                       $ 213,474           $ 216,322
                                                                       =========           =========

 Liabilities and Stockholder's Equity

 Current liabilities:

      Accounts payable                                                 $  56,747           $  44,089
      Accrued expenses                                                    34,137              31,428
                                                                       ---------           ---------
                     Total current liabilities                            90,884              75,517
                                                                       ---------           ---------

 Deferred rent                                                             6,392               5,988
 Long-term debt                                                          151,490             173,660
                                                                       ---------           ---------
                      Total liabilities                                  248,766             255,165
                                                                       ---------           ---------

 Commitments and contingencies

 Stockholder's deficit:

      Common stock, $.01 par value.  Authorized 3,000 shares;
       issued and outstanding 1,000 shares                                    --                  --
     Additional paid-in capital                                           35,080              35,080
     Accumulated deficit                                                 (70,372)            (73,923)
                                                                       ---------           ---------

                     Total stockholder's deficit                         (35,292)            (38,843)
                                                                       ---------           ---------

                                                                       $ 213,474           $ 216,322
                                                                       =========           =========

See accompanying notes to condensed financial statements

                                   BIG 5 CORP.


                            Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)


                                               Three Months Ended                  Nine Months Ended
                                         -------------------------------     -------------------------------
                                         September 27,    September 28,      September 27,     September 28,
                                             1998            1997                1998              1997
                                         -------------    --------------     -------------     -------------
Net sales                                  $126,647          $117,079          $354,861          $324,177
Cost of goods sold, buying and
    occupancy                                86,598            80,274           238,354           218,675
                                           --------          --------          --------          --------

Gross profit                                 40,049            36,805           116,507           105,502
                                           --------          --------          --------          --------

Operating expenses:
    Selling and administration               31,042            28,532            89,967            82,603
    Depreciation and amortization             2,104             2,089             6,237             6,087
                                           --------          --------          --------          --------

      Total operating expenses               33,146            30,621            96,204            88,690
                                           --------          --------          --------          --------

Operating income                              6,903             6,184            20,303            16,812

Interest expense, net                         4,624             2,495            14,285             7,913

                                           --------          --------          --------          --------

    Income before income taxes                2,279             3,689             6,018             8,899

Income taxes                                    934               408             2,467               408
                                           --------          --------          --------          --------

                      Net income           $  1,345          $  3,281          $  3,551          $  8,491
                                           ========          ========          ========          ========



See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                             Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                  Nine Months Ended
                                                                           --------------------------------
                                                                           September 27,      September 28,
                                                                              1998                1997
                                                                           -------------      -------------

Cash flows from operating activities:
  Net income                                                                 $  3,551           $  8,491
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                           6,237              6,087
        Amortization of deferred finance charges and debt discount                717                495
        Deferred tax benefit                                                       --             (3,295)

        Change in assets and liabilities:
          Merchandise inventories                                              (3,483)           (11,627)
          Trade & other receivables                                             4,181              1,822
          Prepaid expenses and other assets                                       (37)               (54)
          Accounts payable                                                     12,658                214
          Accrued expenses                                                      2,774             (4,086)
                                                                             --------           --------

                Net cash provided by (used in) operating activities            26,598             (1,953)
                                                                             --------           --------

Cash flows from investing activities:
  Purchases of property and equipment                                          (4,986)            (3,227)
                                                                             --------           --------

                 Net cash used in investing activities                         (4,986)            (3,227)
                                                                             --------           --------

Cash flows from financing activities:
   Net borrowings (repayments) under revolving credit facilities              (22,187)               776
   Other                                                                          -.-                 23
                                                                             --------           --------

                Net cash provided by (used in) financing activities           (22,187)               799
                                                                             --------           --------

                Net decrease in cash and cash  equivalents                       (575)            (4,381)


 Cash and cash equivalents at beginning of period                               1,364              4,797
                                                                             --------           --------

 Cash and cash equivalents at end of period                                  $    789           $    416
                                                                             ========           ========

See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                          Notes to Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION

1. In the opinion of management of Big 5 Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position, results of operations, and cash flows as of and for the periods ended September 27, 1998 and September 28, 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

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


THREE MONTHS ENDED SEPTEMBER 27, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 28,
1997

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                              Three Months Ended
                                             ----------------------------------------------------------
                                                September 27, 1998               September 28, 1997
                                             ------------------------          ------------------------
Net sales                                    $126,647          100.0%          $117,079          100.0%
Cost of goods sold, buying and
      occupancy                                86,598           68.4             80,274           68.6
                                             --------          -----           --------          -----
Gross profit                                   40,049           31.6             36,805           31.4
                                             --------          -----           --------          -----

Operating expenses:
      Selling and administrative               31,042           24.5             28,532           24.4
      Depreciation and amortization             2,104            1.7              2,089            1.8
                                             --------          -----           --------          -----
          Total operating expense              33,146           26.2             30,621           26.2
                                             --------          -----           --------          -----

          Operating income                      6,903            5.5              6,184            5.3
Interest expense, net                           4,624            3.7              2,495            2.1
                                             --------          -----           --------          -----
          Income before
             income taxes                       2,279            1.8              3,689            3.2

Income taxes                                      934            0.7                408            0.3
                                             --------          -----           --------          -----

          Net income                         $  1,345            1.1%          $  3,281            2.8%
                                             ========          =====           ========          =====

          EBITDA (a)                         $  9,007            7.1%          $  8,273            7.1%
                                             ========          =====           ========          =====

(a) EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, and amortization expense which includes non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

1.    Net Sales

      Net sales increased 8.2% (or $9.5 million) from $117.1 million reported for the three months ended September 28, 1997 to $126.6 million for the three months ended September 27, 1998. Same store sales increased 4.9% compared with the same period last year, representing the eleventh consecutive quarter of positive same store comparisons. These favorable comparisons reflect the continued success of the Company's merchandising programs and positive general economic conditions in the Western United States. Sales attributable to an increase in store count from 202 at September 28, 1997 to 213 at September 27, 1998 constituted the remainder of the 8.2% sales increase for the quarter.

2.    Gross Profit

      Gross profit increased 8.8% (or $3.2 million) from $36.8 million for the three months ended September 28, 1997 to $40.0 million for the three months ended September 27, 1998, reflecting the increased sales discussed above and improved gross profit margin. Gross profit margin increased from 31.4% of sales in the 1997 quarter to 31.6% of sales in the 1998 quarter this year primarily reflecting the leveraging of occupancy and distribution center fixed costs due to increased sales.

3.    Operating Expenses

      Selling and administrative expenses increased 8.8% (or $2.5 million) from $28.5 million for the three months ended September 28, 1997 to $31.0 million for the three months ended September 27, 1998, primarily reflecting the increase in the Company's store count between periods and increased advertising expenditures during the quarter. As a percentage of sales, selling and administrative expenses increased from 24.4% of sales for the 1997 period to 24.5% of sales in the 1998 period.

      Depreciation and amortization of $2.1 million for the three months ended September 27, 1998 approximated the corresponding figure for the three months ended September 28, 1997.

4.    Interest Expense, Net

      Interest expense, net increased 85.3% (or $2.1 million) from $2.5 million for the prior year period to $4.6 million for the three months ended September 27, 1998. This increase is the result of the Company's Recapitalization (see "Liquidity and Capital Resources") which increased debt levels beginning in the fourth quarter of 1997, and was partially offset by a lower average balance on the Company's CIT Credit Facility which reflected a balance of $21.1 million at September 27, 1998 versus a balance of $50.8 million at September 28, 1997 (see "Liquidity and Capital Resources").

5.    Income Taxes

      The Company recorded income tax expense against operations of $0.9 million for the three months ended September 27, 1998 versus $0.4 million for the same period last year. Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to ongoing evaluation by management.

6.    Net Income

      Net income for the three months ended September 27, 1998 decreased 59.0% (or $2.0 million) from $3.3 million for the three months ended September 28, 1997 to $1.3 million for the three months ended September 27, 1998. This decrease reflects the impact of the Company's fourth quarter 1997.

      Recapitalization (see "Liquidity and Capital Resources") which raised debt levels resulting in increased interest expense during this year's three month period. Income tax expense recorded during the three month period this year also contributed to the decrease in net income. These factors more than offset the positive operating results achieved by the Company during the three months ended September 27, 1998 compared to the three months ended September 28, 1997.


7.    Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

      EBITDA increased 8.9% (or $0.7 million) from $8.3 million for the three months ended September 28, 1997 to $9.0 million for the three months ended September 27, 1998. This improvement reflects the positive operating results achieved during the three months ended September 27, 1998 compared to the three months ended September 28, 1997.


NINE MONTHS ENDED SEPTEMBER 27, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 28, 1997

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


                                                               Nine Months Ended
                                             ----------------------------------------------------------
                                               September 27, 1998                September 28, 1997
                                             -----------------------           -----------------------

Net sales                                    $354,861          100.0%          $324,177          100.0%
Cost of goods sold, buying and
      occupancy                               238,354           67.2            218,675           67.5
                                             --------          -----           --------          -----
Gross profit                                  116,507           32.8            105,502           32.5
                                             --------          -----           --------          -----

Operating expenses:
      Selling and administration               89,967           25.4             82,603           25.5
      Depreciation and amortization             6,237            1.8              6,087            1.9
                                             --------          -----           --------          -----
          Total operating expense              96,204           27.2             88,690           27.4
                                             --------          -----           --------          -----

         Operating income                      20,303            5.7             16,812            5.2
Interest expense, net                          14,285            4.0              7,913            2.4
                                             --------          -----           --------          -----
         Net income before
         income taxes                           6,018            1.7              8,899            2.7

Income taxes                                    2,467            0.7                408            0.1
                                             --------          -----           --------          -----

Net income                                   $  3,551            1.0%          $  8,491            2.6%
                                             ========          =====           ========          =====

EBITDA (a)                                   $ 26,540            7.7%          $ 22,899            7.1%
                                             ========          =====           ========          =====

(a) EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, and amortization expense which includes non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the

      Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.


1.    Net Sales

      Net sales increased 9.5% (or $30.7 million) from $324.2 million reported for the nine months ended September 28, 1997 to $354.9 million for the nine months ended September 27, 1998. Same store sales increased 5.6% compared with the same period last year reflecting the continued success of the Company's merchandising programs and positive general economic conditions in the Western United States. Sales attributable to an increase in store count from 202 at September 28, 1997 to 213 at September 27, 1998 constituted the remainder of the 9.5% sales increase for the nine months.

2.    Gross Profit

      Gross profit increased 10.4% (or $11.0 million) from $105.5 million for the nine months ended September 28, 1997 to $116.5 million for the nine months ended September 27, 1998, reflecting the increased sales discussed above and improved gross profit margin. Gross profit margin increased from 32.5% of sales for the first nine month period in 1997 to 32.8% for the comparable first nine month period this year. The improvement in gross profit margin for the nine months ended September 27, 1998 was due to positive comparisons in many of the Company's product categories as well as the leveraging of occupancy and distribution center fixed costs due to increased sales.

3.    Operating Expenses

      Selling and administrative expenses increased 8.9% (or $7.4 million) from $82.6 million for the nine months ended September 28, 1997 to $90.0 million for the nine months ended September 27, 1998. This increase resulted primarily from an increase in the Company's store base from 202 stores last year to 213 at the end of September 1998. When measured as a percentage of sales, selling and administrative expenses decreased from 25.5% of sales for the 1997 period to 25.4% of sales in the 1998 period, as a result of management's continued focus on controlling expenses and its leveraging of fixed costs due to increased sales.

      Depreciation and amortization expense increased 2.5% (or $0.1 million) from $6.1 million for the prior year period to $6.2 million for the nine months ended September 27, 1998. The increase is due to depreciation and amortization of expenditures related to the growth in the Company's store base during the past fiscal year.

4.    Interest Expense, Net

      Interest expense, net increased 80.5% (or $6.4 million) from $7.9 million for the prior year period to $14.3 million for the nine months ended September 27, 1998. This increase is a result of the impact of the Company's Recapitalization (see "Liquidity and Capital Resources") which increased debt levels beginning in the fourth quarter of 1997, and was partially offset by a lower average balance on the Company's CIT Credit

      Facility which reflected a balance of $21.1 million at September 27, 1998 versus a balance of $50.8 million at September 28, 1997 (see "Liquidity and Capital Resources").



5.    Income Taxes

      The Company recorded income tax expense against operations of $2.5 million for the nine months ended September 27, 1998 versus $0.4 million for the same period last year. Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to ongoing evaluation by management.


6.    Net Income

      Net income for the nine months ended September 27, 1998 decreased $4.9 million from net income of $8.5 million for the nine months ended September 28, 1997 to net income of $3.6 million for the nine months ended September 27, 1998. This decrease reflects the impact of the Company's fourth quarter 1997 Recapitalization (see "Liquidity and Capital Resources") which raised debt levels resulting in increased interest expense during this year's nine month period. Income tax expense recorded during the nine month period this year also contributed to the decrease in net income. These factors more than offset the positive operating results achieved by the Company during the nine months ended September 27, 1998 compared to the nine months ended September 28, 1997.


7.    Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

      EBITDA increased 15.9% (or $3.6 million) from $22.9 million for the nine months ended September 28, 1997 to $26.5 million for the nine months ended September 27, 1998. Increased same store sales, gross margin and operating efficiencies were the primary factors contributing to the improvement.



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

The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The Company amended its then-current Credit Facility effective November 13, 1997, to provide for the

CIT Credit Facility. The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of September 27, 1998 was approximately $140.8 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes.


As a result of borrowings under the Recapitalization, the Company's interest expense increased from $7.9 million for the nine months ended September 28, 1997 to $14.3 million for the nine months ended September 27, 1998. The Company believes that cash flow from operations will be sufficient to cover the interest expense arising from the CIT Credit Facility and the Senior Notes. However, the Company's ability to meet its debt service obligations depends upon its future performance, which, in turn, is subject to, among other things, general economic conditions and regional risks, and to financial, business and other factors affecting the operations of the Company, including factors beyond its control. Accordingly, there can be no assurance that cash flow from operations will be sufficient to meet the Company's debt service obligations.


Net cash provided by operating activities was $26.6 million for the nine months ended September 27, 1998 versus net cash used in operating activities of $2.0 million for the nine months ended September 28, 1997, primarily reflecting improved operating results combined with reduced inventory purchases and increased payables leverage during the nine month period ended September 27, 1998.


Capital expenditures for the nine months ended September 27, 1998 were $5.0 million versus $3.2 million for the same period last year. Management expects capital expenditures for the current fiscal year will range from $6.0 to $6.5 million and will be used primarily to fund the opening of 12 new stores (of which 6 have already been opened).


Net cash used in financing activities was $22.2 million for the nine months ended September 27, 1998 reflecting the Company's significant reduction in borrowings during the period versus cash provided in financing activities of $0.8 million for the same period last year. As of September 27, 1998, the Company had borrowings of $21.1 million and letter of credit commitments of $7.8 million outstanding under the CIT Credit Facility compared to $50.8 million and $9.6 million, respectively, as of September 28, 1997, with cash and cash equivalents of $0.8 million at September 27, 1998 compared to $0.4 million at September 28, 1997.


The CIT Credit Facility and the Senior Notes indenture contain various covenants which impose certain restrictions on the Company, including the incurrence of additional indebtedness, the payment of dividends, and the ability to make acquisitions. In addition, the CIT Credit Facility requires compliance with certain financial ratios and other financial covenants. The Company is currently in compliance with all the covenants under the CIT Credit Agreement and the Senior Notes indenture.

The Company is not aware of any material environmental liabilities relating to either past or current properties owned, operated or leased by it. There can be no assurance that such liabilities do not currently exist or will not exist in the future.

IMPACT  OF ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement No. 130, (Reporting Comprehensive Income); Statement No. 131, (Disclosure about Segment of an Enterprise and Related Information); and Statement No. 132, (Employers' Disclosures about Pensions and other Post Retirement Benefits). These statements are effective for fiscal years beginning after December 15, 1997. Management has determined that the disclosure requirements from these statements will not impact the financial statements of the Company.

The Financial Accounting Standards Board issued Statement No. 133, (Accounting for Derivative Instruments and Hedging Activities) effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including organization costs and store openings, be expensed as incurred. SOP 98-5 is effective for financials statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. In the fiscal year SOP 98-5 is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. The Company has not yet determined whether the application of SOP 98-5 will have a material impact on the Company's financial position or results of operations.

YEAR 2000 UPDATE

GENERAL

In 1997, the Company began to develop a program to coordinate changes to computer and non-computer systems in order to achieve a Year 2000 date conversion without disruption to the Company's operations. The Year 2000 effort, which includes the implementation of previously planned business critical systems and specific Year 2000 projects, is on track to be completed before the end of 1999, although no assurances can be given. The majority of the Company's applications that are not Year 2000 compliant have been, or will be replaced by upgrades to existing systems. Making the remaining non-compliant applications Year 2000 compliant will not result in incremental costs to the Company, but rather will be accomplished by the redeployment of existing information technology ("IT") resources. Accordingly, the Company does not expect its internal Year 2000 effort to have a material impact on its results of operations, liquidity or financial condition, although the Company cannot predict whether its outside vendors, suppliers and support systems will be compliant and whether that might have an effect. In addition, the Company has not deferred any other projects that will have a material impact on its results of operations, liquidity or financial condition.

IT SYSTEMS

During 1997, the Company began a study to determine the scope of its Year 2000 exposure. Since the Company relies on outside software vendors for all of its merchandise distribution and financial systems, the Company's first efforts were to gain assurance that all systems were either compliant or upgradable to a Year 2000 compliant version. After completion of its study in March 1998, the Company found that all of its systems either were compliant, or could be compliant with an upgrade to existing software. Certain of these outside software systems have customized add-on features created by the Company's IT department. Therefore, the Company has redeployed one full-time programmer to the Year 2000 project to update software code that was customized by the Company and added on to its outside software systems to make these custom changes compliant. These changes are expected to be completed before the end of the first quarter of 1999.

 The Year 2000 plan also focuses on the Company's IT hardware where date sensitive embedded technology could create the need for upgrades. In August and September of 1997 the Company's main computer platform, two AS 400's, were upgraded from CISC technology to Year 2000 compliant RISC technology. In addition, all personal computers have been checked for compliance. Approximately 40% of all personal computers currently comply, with the remainder to be upgraded within the next twelve months. The Company's network server was upgraded in late 1997 and is fully compliant. Other hardware, including Telxon hand held radio frequency devices, cash registers, modems, routers and other IT communications devices are either Year 2000 compliant, or are in the process of being upgraded. There are no other internal software or hardware issues to the best of the Company's knowledge and the Company fully expects to have all systems compliant prior to the end of 1999.

NON-IT SYSTEMS

Non-IT systems may contain date sensitive embedded technology requiring Year 2000 upgrades. Examples of this technology include security equipment such as access and alarm systems, as well as telephone equipment. The Company is not a product manufacturer; therefore, the embedded chip issue relates to equipment used by the Company in its internal facilities. The Company expects to complete assessment of its non-IT systems by the end of 1998.

The Company also intends to contact each of its major suppliers and vendors prior to the end of 1998 to request written certification regarding their Year 2000 compliance.

COSTS

The total cost associated with required modifications for Year 2000 compliance is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is approximately $0.5 million. The total amount expended through September 1998, was approximately $0.2 million. The estimated future cost of completing the Year 2000 effort is estimated to be approximately $0.3 million. The Year 2000 effort is funded primarily from the existing IT budget and has not forced the deferral or cancellation of any budgeted IT projects.

RISKS AND CONTINGENCY PLANNING

The Company has initiated contingency planning for possible Year 2000 issues including such outside factors as credit card processing, supply chain and banking operations. Where needed, the Company will establish contingency plans based on the Company's actual testing experience and assessment of outside risks. The Company anticipates final contingency plans to be in place by June 1999. However, to the extent outside support systems (such as credit card processors and suppliers) may not be Year 2000 compliant by the end of 1999, such noncompliance could result in circumstances which could have a material adverse effect on the Company's business, financial condition, and operating results.

Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements."

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

                  ----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIG 5 CORP.,
                                        A DELAWARE CORPORATION



Date: 11/11/98                          By:  /s/ STEVEN G. MILLER
                                             -----------------------------------
                                        Steven G. Miller
                                        President and
                                        Chief Operating Officer

Date: 11/11/98                          By:  /s/ CHARLES P. KIRK
                                             -----------------------------------
                                        Charles P. Kirk
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)