Form 10-K
period 1999-01-03
BIG 5 CORP /CA/
filed 1999-04-02
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________________

COMMISSION FILE NUMBER: 333-43129

                                   BIG 5 CORP.
                    SUCCESSOR TO: UNITED MERCHANDISING CORP.
                            DBA: BIG 5 SPORTING GOODS
             (Exact name of registrant as specified in its charter)
                                    DELAWARE
                            (State of Incorporation)
                                   95-1854273
                     (I.R.S Employer Identification Number)
                         2525 EAST EL SEGUNDO BOULEVARD
                          EL SEGUNDO, CALIFORNIA 90245
                                 (310) 536-0611
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. (X)

No voting stock of the registrant is held by non-affiliates of the registrant. The registrant's voting stock is wholly-owned by Big 5 Holdings Corp., a Delaware Corporation. Neither the registrant's nor Big 5 Holdings Corp.'s voting stock is publicly traded.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $.01 par value, at March 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I


ITEM 1:  BUSINESS

GENERAL

         Big 5 Corp. (the "Company" or "Big 5") is the leading sporting goods retailer in the Western United States, operating 221 stores under the "Big 5 Sporting Goods" name at January 3, 1999. The Company's core market is California, Washington and Nevada and beginning in 1993, it expanded into Arizona, Idaho, Oregon, New Mexico, Texas and Utah. Big 5 provides a full-line product offering of over 25,000 SKU's in a traditional sporting goods store format that averages 11,000 square feet. The Company's products include athletic shoes and apparel, tennis, golf, ski, snowboard, in-line skating, fitness, outdoor and team sports equipment for the competitive and recreational sporting goods customer. Big 5 offers customers attractive values on recognized brand-name merchandise at a wide variety of price points. Important brand-names offered by the Company include Nike, Reebok, Wilson, K2, Rollerblade, Coleman, Spalding, Adidas, Fila, Speedo, Easton and Columbia, among others. The Company augments its value image by emphasizing merchandise produced exclusively for the Company, and on a selective basis, opportunistic buys comprising first quality items, including overstock and close-out merchandise. These merchandise values are communicated weekly through print advertising created by the Company in order to generate store traffic and drive sales. For the twelve months ended January 3, 1999, the Company generated $491.4 million of revenue, $39.5 million of EBITDA (as defined below) and a same store sales increase of 5.2% over the prior period. Through the period ended January 3, 1999, Big 5 has enjoyed 12 consecutive quarterly increases in same store sales over the comparable prior period.

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

         Delivering Consistent Value to Consumers. The Company offers consistent value to consumers by offering a distinctive combination of in-line products, "special make-up" merchandise (produced exclusively for the Company under a manufacturer's brand name), private label merchandise and opportunistic buys. The Company offers this consistent value to its customers while maintaining strong margins as a result of its ability to purchase in large quantities and quickly adjust this combination of merchandise to take advantage of purchasing opportunities. Through its 43 years of operations, the Company has developed specific expertise in selling its particular mix of these products, thereby building the Company's price image, driving its weekly print advertisements and creating retail traffic.

         The Company sources its in-line branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands carried by the
Company:

     Adidas             Columbia              Icon (Proform)     Prince               Russell Athletic
     Bauer              Daiwa                 Jansport           Rawlings             Shimano
     Brooks             Danskin               K2                 Reebok               Spalding
     Bushnell           Discus                Nike               Remington            Titleist
     Casio              Easton                Nordica            Rollerblade          Wilson
     Coleman            Fila                  Pentland           Rossignol            Zebco


         The Company also offers a variety of private label merchandise to complement its branded product offerings. The Company's private label items include shoes, apparel, tennis rackets, binoculars, camping equipment and fishing supplies. They are sold under the labels: Fives, Court Casuals, Sports Essentials, Rugged Exposures, Hot Voltage, Golden Bear, Body Glove (licensed), Kemper (licensed) and Pacifica.

         Offering a Customized Product Assortment. Through its 43 years of experience across different demographic, economic and competitive markets, the Company's management has refined its merchandising strategy to increase sales by offering a selection of goods that meets customer demands while managing inventory levels. The Company believes it provides consumers with a merchandise offering that compares favorably to its competitors, including the superstores, in terms of category selection. A goal of the Company's merchandising strategy is to offer a customized and selected assortment of products which enables the consumer to comparison shop at a Big 5 store without being overwhelmed by a large number of different products in any one category. The Company tailors its merchandise selection and quantity on a store-by-store basis in order to satisfy each region's specific needs and buying habits.

         The Company's buyers work closely with senior management to determine the product selection, promotion and pricing of the merchandise mix. The Company utilizes an integrated merchandising, distribution and financial information system. Management uses the information provided to continually refine its merchandise mix, pricing strategy, advertising effectiveness and inventory levels.

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


EXPANSION AND STORE DEVELOPMENT

         The Company's expansion within and beyond its core market has been systematic and designed to take advantage of Big 5's name recognition and to capitalize on the Company's economical store format and distinctive merchandise mix. Throughout the Company's history, management has emphasized careful site selection and controlled growth. Over the past five fiscal years, 64 stores have opened (13 new stores annually on average), of which 52% were outside of the Company's core market of California, Washington and Nevada. These non-core stores have grown to 17% of the Company's store base at the end of 1998. The following table sets forth certain information regarding the Company's expansion program during the periods indicated:

                                                 New Stores
                                  -------------------------------------------
                                              New       Core                               No. Of Stores
     Year                         Total     Markets   Markets    Acquisitions   Closures   at Period End
     --------------------------   -----     -------   -------    ------------   --------   -------------
     1994  .  . . . . . . . . .     15         4        11            -           (2)           175
     1995  .  . . . . . . . . .     19         6         6            7           (2)           192
     1996  .  . . . . . . . . .      4         2         2            -            -            196
     1997  .  . . . . . . . . .     14         5         9            -            -            210
     1998  .  . . . . . . . . .     12         9         3            -           (1)           221


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

         Big 5's store format requires a low investment in fixtures and equipment (approximately $275,000), working capital (approximately $500,000, of which one-third is typically financed by vendors) and real estate (leased, "built-to-suit" locations). The Company's leases generally require the lessor, rather than the Company, to fund all or a significant portion of the capital expenditures related to new store construction and costs of improvements. The Company expects that the net cash generated from operations, together with borrowings under the CIT Credit Facility (as defined below), will enable the Company to finance the expenditures related to its planned expansion.


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

         The COACH system is a low maintenance data processing environment capable of supporting Big 5's future growth (see "Year 2000"). The COACH system provides the Company with valuable inventory tracking information through the implementation of store-level perpetual inventories. Each store has a unique inventory model that allows the Company to maximize inventory mix at the store level. The COACH system also includes a local area network that connects all corporate users to electronic mail, scheduling and the host AS/400 system. The host system and the Company's stores are linked by a network that provides satellite communications for credit card, in-house tender authorization, and daily polling of sales at the store level. In Big 5's distribution center, radio frequency terminals are used in the areas of receiving, stock putaway, stock movement, order filling, cycle counting and inventory management. Store processes have been streamlined by implementing radio frequency, hand-held terminals to assist in store ordering, receiving transfers and perpetual inventories. The COACH system also helps the Company to control shrink. Management believes its use of these systems is more extensive, disciplined and sophisticated than that of many of its competitors.


DISTRIBUTION

         The Company maintains a 440,000 square foot leased distribution center in Fontana, California that serviced all 221 of its stores at January 3, 1999. The Fontana facility is fully integrated with the COACH management information system that provides warehousing and distribution capabilities. The COACH system enhances the Company's distribution process and aids in controlling distribution costs. Big 5 believes that its Fontana distribution facility can readily support the Company's expansion plans discussed above.

         The distribution facility was constructed in 1990 and warehouses the majority of the merchandise carried in the Company's stores. Big 5 estimates that 98% of all store merchandise is received from its distribution center. The Company distributes merchandise from the facility to its stores at least once a week, Monday through Saturday, using a fleet of 23 leased tractors, 12 leased trailers, two Company-owned tractors, 49 Company-owned trailers as well as contract carriers.

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


INDUSTRY AND COMPETITION

         Sporting goods are marketed through various retail entities, including sporting goods stores, department stores, discount retailers, specialty stores, electronic commerce and mail order. According to the National Sporting Goods Association, total U.S. retail sales of sporting goods were approximately $44.3 billion in 1998. In general, the Company's competitors tend to fall into four basic categories: traditional sporting goods stores, mass merchandisers, specialty sporting goods stores and sporting goods superstores.

         Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, including the Company. These stores range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers. The traditional chains typically carry a varied assortment of merchandise and attempt to position themselves as convenient neighborhood stores. Sporting goods retailers operating stores within this category include Oshman's, Hibbett's and Copeland's.

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

         Sporting Goods Superstores. Stores in this category typically are larger than 35,000 square feet and tend to be free-standing locations. These stores emphasize high volume sales and a large number of SKU's. Examples include Oshman's Super Sports, The Sports Authority, Jumbo Sports, Sport Chalet, Gart Sports and Sportmart.

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


EMPLOYEES

         As of January 3, 1999, Big 5 had approximately 5,248 full and part-time employees. The General Warehousemen Union, Local 598, International Brotherhood of Teamsters ("Local 598") currently represents 398 hourly employees (or approximately 7.6%) in the Company's distribution center and certain stores. In September 1997, the Company negotiated two contracts with Local 598 covering these employees, which expire on August 31, 2000. The Company has not had a strike or work stoppage in the last 19 years. The Company believes that it provides working conditions and wages that are comparable to those offered by other retailers in the industry, and that its employee relations are good.

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



ITEM 2:  PROPERTIES

         As of January 3, 1999, Big 5 operated 221 stores in nine western states. All but one of the Company's store sites are leased. Only six, or approximately 3%, of the Company's leases are due to expire in the next five years without renewal options, and most of the Company's long-term leases contain renewal options. The average lease expiration term of the Company's existing leases, taking into account renewal options, is approximately 20 years. The Company believes that it benefits from long-term below-market leases in many of its locations. The Company's stores average approximately 11,000 square feet in size typically ranging from 8,000 to 15,000 square feet and are located primarily in multi-store shopping centers or as free standing units. Specific store locations are selected based on market demographics, competitive factors and site economics. The Company currently leases its Fontana warehouse facility from the State of Wisconsin Investment Board. The lease for the facility has an initial term of ten years and commenced on March 5, 1996. The Company also has the right to exercise three five-year options beyond the initial ten-year term.

         The chart below sets forth information with respect to Big 5's geographic markets:

                                            STORE STATISTICS BY REGION
                                               AS OF JANUARY 3, 1999
                                                                                          PERCENTAGE
                                                     YEAR              NUMBER              OF TOTAL
         REGIONS                                   ENTERED           OF STORES          NUMBER OF STORES
         -------                                   -------           ---------          ----------------

         California:
                Southern California                  1955                   82                   37%
                Northern California                  1971                   48                   22
                Central California                   1974                   23                   10
                                                                      --------             --------
                            Total California                               153                   69
                                                                      --------             --------
         Washington                                  1984                   26                   12
         Arizona                                     1993                   11                    5
         Oregon                                      1995                   11                    5
         Texas                                       1995                    7                    3
         New Mexico                                  1995                    5                    2
         Nevada                                      1978                    4                    2
         Utah                                        1998                    3                    1
         Idaho                                       1993                    1                    1
                                                                      --------             --------
         Total                                                             221                  100%
                                                                      ========             ========

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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the year ended January 3, 1999.

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



ITEM 6:  SELECTED HISTORICAL FINANCIAL DATA

         The following selected historical financial data have been prepared by the Company's management from the audited financial statements and the notes thereto of United Merchandising Corp. (which was reincorporated in Delaware as Big 5 Corp. in connection with the Recapitalization) and Big 5 Corp. With respect to the selected historical financial data, the Company means United Merchandising Corp. for fiscal years 1994 through 1996, and Big 5 Corp. for fiscal years 1997 and 1998. The selected historical financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company and the related notes thereto.


                                                                            FISCAL YEAR (a)
                                                 ---------------------------------------------------------------------
                                                    1994           1995           1996           1997           1998
                                                 ---------      ---------      ---------      ---------      ---------

         STATEMENT OF OPERATIONS DATA:
         Net  sales .........................    $ 364,109      $ 370,126      $ 404,265      $ 443,541      $ 491,430
         Cost of goods sold, buying and
               occupancy ....................      244,777        256,583        277,116        298,893        330,243
                                                 ---------      ---------      ---------      ---------      ---------
               Gross  profit ................      119,332        113,543        127,149        144,648        161,187
         Operating expenses:
               Selling and administrative ...       92.238         95,158        101,053        110,131        121,643
               Depreciation and
                     amortization ...........        9,180         11,991          9,578          8,176          8,890
                                                 ---------      ---------      ---------      ---------      ---------
         Total operating expenses ...........      101,418        107,149        110,631        118,307        130,533
                                                 ---------      ---------      ---------      ---------      ---------
         Operating  income ..................       17,914          6,394         16,518         26,341         30,654
         Interest  expense ..................       11,712         12,347         11,482         12,442         19,285
                                                 ---------      ---------      ---------      ---------      ---------
         Income (loss) before income taxes
               and  extraordinary  loss .....        6,202         (5,953)         5,036         13,899         11,369
         Income  taxes ......................        1,903            368            970          1,436          4,604
                                                 ---------      ---------      ---------      ---------      ---------
         Income (loss) before extraordinary
               loss .........................        4,299         (6,321)         4,066         12,463          6,765
         Extraordinary loss from early
               extinguishment of debt, net of
               income  taxes ................       (2,855)            --         (1,285)        (1,597)            --
                                                 ---------      ---------      ---------      ---------      ---------
         Net income  (loss) .................    $   1,444      $  (6,321)     $   2,781      $  10,866      $   6,765
                                                 =========      =========      =========      =========      =========

                                                                            FISCAL YEAR (a)
                                                 ---------------------------------------------------------------------
                                                    1994           1995           1996           1997           1998
                                                 ---------      ---------      ---------      ---------      ---------

         OTHER DATA:
         EBITDA (b) .........................    $  27,094      $  18,385      $  26,096      $  34,517      $  39,544
         EBITDA margin ......................          7.4%           5.0%           6.5%           7.8%           8.0%
         Cash flow provided by (used in)
               operating activities .........    $  14,647      ($  3,824)     $  19,798      $   3,631      $  29,699
         Cash flow provided by (used in)
               investing  activities ........       (9,342)        (7,374)         1,539         (5,151)       (11,106)
         Cash flow provided by (used in)
               financing  activities ........       (4,937)         6,728        (19,738)        (1,913)       (19,957)
         Capital  expenditures ..............        9,153          6,822          3,453          5,151          8,500
         Ratio of earnings to fixed
               charges  (c) .................         1.3x             --           1.2x           1.6x           1.4x

         OPERATING DATA:
         Same store sales increase/
               (decrease)  (d) ..............          5.7%          (4.9%)          3.7%           6.6%           5.2%
         End of  period  stores .............          175            192            196            210            221
         Inventory  turns (e) ...............         1.9x           1.8x           2.2x           2.2x           2.3x

         BALANCE SHEET DATA END OF PERIOD:
         Net working capital (f) ............    $  69,064      $  74,994      $  70,428      $  80,881      $  67,625
         Total  assets ......................      227,707        207,119        197,869        216,322        217,415
         Total  debt ........................       96,450        103,594         86,450        173,660        151,352
         Stockholder's equity (deficit) .....       35,395         29,074         31,855        (38,843)       (27,877)

(Notes to table on previous page and this page)
-------------------------------------------------------

(a) The Company's fiscal year is a 52 or 53 week year ending on the Sunday closest to the calendar year end. Fiscal years 1994 through 1997 consist of 52 weeks and fiscal year 1998 consists of 53 weeks.

(b) EBITDA represents net earnings (loss) before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, and non-cash rent expense (see Footnote 5 in "Notes to Financial Statements"), and where relevant to the period referenced, extraordinary loss from early extinguishment of debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(c) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provisions for income taxes and fixed charges. "Fixed charges" consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest component of lease expense. Earnings were insufficient to cover fixed charges by approximately $6,383 for fiscal year 1995.

(d) Same store sales data for a fiscal year reflects stores open throughout that fiscal year and the prior fiscal year.

(e) Inventory turns equal fiscal year cost of goods sold, buying and occupancy costs divided by 4 quarter average FIFO inventory balances adjusted to exclude overhead costs capitalized into inventory balances.

(f) Net working capital is defined as current assets less current liabilities excluding current maturities of long-term debt.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the historical financial statements of United Merchandising Corp. (reincorporated in Delaware as Big 5 Corp.) and the related notes thereto. The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal years 1996, 1997 and 1998 ended on December 29, 1996, December 28, 1997 and January 3, 1999, respectively. Certain information in this Management's Discussion and Analysis section includes forward-looking statements. Such forward-looking statements relate to the Company's financial condition, results of operations, expansion plans, and business (see "Forward-Looking Statements").


RESULTS OF OPERATIONS

     The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name. The table below sets forth certain statement of operation components as a percentage of net sales.

                                                                                FISCAL YEAR
                                                                    ------------------------------------
                                                                     1996           1997           1998
                                                                    ------         ------         ------
         STATEMENT OF OPERATIONS DATA:
         Net sales .........................................         100.0%         100.0%         100.0%
         Gross profit ......................................          31.5%          32.6%          32.8%
         Selling and administrative ........................          25.0%          24.8%          24.8%
         Depreciation and amortization .....................           2.4%           1.8%           1.8%
         Operating income ..................................           4.1%           6.0%           6.2%
         EBITDA ............................................           6.5%           7.8%           8.0%


(The fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996 are referred to below as "Fiscal 1998", "Fiscal 1997" and "Fiscal 1996", respectively.)


FISCAL 1998 VERSUS FISCAL 1997

         Fiscal 1998 was a 53-week period for the Company. As a result, the following discussion of Fiscal 1998 versus Fiscal 1997 reflects a comparison of a 1998 53-week period to a 1997 52-week period. Exceptions to this comparison are noted where appropriate.

         Net sales. Net sales increased 10.8% (or $47.9 million) from $443.5 million for 52 weeks in Fiscal 1997 to $491.4 million for 53 weeks in Fiscal 1998. Same store sales increased 5.2% for Fiscal 1998 versus a comparable period in 1997. Sales generated from new stores opened in Fiscal 1997 and Fiscal 1998 and the extra week of sales in Fiscal 1998 versus Fiscal 1997 created the remainder of the Fiscal 1998 net sales increase. Store count at the end of Fiscal 1998 was 221 versus 210 at the end of Fiscal 1997 as the Company opened twelve new stores and closed one during the year. The Company achieved positive same store sales of 4.1% during the fourth quarter of Fiscal 1998, representing the twelfth consecutive quarter of positive quarterly same store sales results.

         Gross Profit. Gross profit increased 11.4% (or $16.5 million) from $144.6 million in Fiscal 1997 to $161.2 million in Fiscal 1998, reflecting increased sales (as discussed above) and improved gross profit margin. Gross profit margin increased from 32.6% in Fiscal 1997 to 32.8% in Fiscal 1998. The improvement is primarily the result of improved productivity and leveraging of fixed costs at the Company's distribution center while maintaining overall gross profit margins for product sales and store inventory shrink results.

         Operating Expenses. Selling and administrative expenses increased 10.5% (or $11.5 million) from $110.1 million in Fiscal 1997 to $121.6 million in Fiscal 1998. As a percentage of sales, selling and administrative expenses remained unchanged at 24.8% in Fiscal 1998 compared with Fiscal 1997.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 8.7% (or $0.7 million) from $8.2 million in Fiscal 1997 to $8.9 million in Fiscal 1998. The increase was due primarily to added depreciation and amortization related to expenditures for the growth in the Company's store base during Fiscal 1998, with store count growing from 210 at the end of Fiscal 1997 to 221 at the end of Fiscal 1998.

         Interest Expense. Interest expense increased 55.0% (or $6.8 million) from $12.4 million in Fiscal 1997 to $19.3 million in Fiscal 1998. The variance in interest expense versus last year reflected the impact of increased debt due to the Company's Recapitalization which took place in November of 1997. This variance was partially offset by a decrease in the Company's average borrowings under the CIT Credit Facility which totaled $20.9 million at the end of Fiscal 1998 versus $43.3 million at the end of Fiscal 1997.

         Income Taxes. There was an income tax provision of $4.7 million in Fiscal 1998 versus $1.4 million in Fiscal 1997. Income tax expense in Fiscal 1998 and 1997 was impacted by a $0.2 million and $3.9 million, respectively, reduction of the valuation allowance on the Company's deferred tax assets.

         Extraordinary Loss from Early Extinguishment of Debt. There was no extraordinary loss reported for Fiscal 1998. In the fourth quarter of Fiscal 1997, an extraordinary loss of $1.6 million, net of taxes, was incurred in connection with the repayment of the Company's previously outstanding subordinated debt. The extraordinary loss consisted of a redemption premium of $2.1 million and a $0.6 million write-off of unamortized deferred financing fees.

         Net Income. Net income for Fiscal 1998 decreased $4.1 million from $10.9 million in Fiscal 1997 to $6.8 million in Fiscal 1998. This variance reflects higher operating income in Fiscal 1998 which was more than offset by the impact of the Recapitalization on interest expense combined with increased income tax expense recorded in Fiscal 1998.

         EBITDA. EBITDA increased 14.6% (or $5.0 million) from $34.5 million in Fiscal 1997 to $39.5 million in Fiscal 1998. Strong sales along with improved gross profit margins were the primary factors creating Fiscal 1998's positive operating results versus Fiscal 1997.


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

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased 14.6% (or $1.4 million) from $9.6 million in Fiscal 1996 to $8.2 million in Fiscal 1997. The decrease reflected primarily a reduction in leasehold improvements amortization resulting from the sale/leaseback of the Company's Fontana distribution center in the prior year and an increase in the amortization term of the Company's leasehold interests.

         Interest Expense. Interest expense increased 7.8% (or $0.9 million) from $11.5 million in Fiscal 1996 to $12.4 million in Fiscal 1997. This increase reflected the impact of the Company's Recapitalization which resulted in increased debt levels in the fourth quarter of Fiscal 1997.

         Income Taxes. The Company recorded an income tax provision, net of a $3.9 million reduction of the valuation allowance on the Company's deferred tax assets, against operations of $1.4 million in Fiscal 1997 versus $1.0 million in Fiscal 1996.

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

         EBITDA. EBITDA increased 32.2% (or $8.4 million) from $26.1 million in Fiscal 1996 to $34.5 million in Fiscal 1997. Increased same store sales, gross profit margin and operating efficiencies were the primary factors contributing to the significant improvement.


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

         In October 1997, Parent, Robert W. Miller, Steven G. Miller and Green Equity Investors, L.P. ("GEI") agreed to the Recapitalization Agreement. The following transactions (collectively constituting the Recapitalization) were effected pursuant to the Recapitalization Agreement: (i) the Company issued the Senior Notes (as defined below) ($130.4 million gross proceeds); (ii) the Company defeased and repaid all of its outstanding 13 5/8% Senior Subordinated Notes due 2002 (the "Old Subordinated Notes"); (iii) Parent issued Senior Discount Notes in an aggregate principal amount at maturity of $48.2 million maturing on November 30, 2008 (the "Parent Discount Notes") with a warrant to purchase approximately three percent of the Common Stock of Parent, par value $.01 per share (the "Common Stock") at a nominal exercise price (the "Warrant") ($24.5 million proceeds); (iv) Parent accelerated vesting of substantially all outstanding options and restricted stock held by management and employees of the Company; (v) Parent redeemed for cash its existing Series A 9% Cumulative Redeemable Preferred Stock (the "Parent Old Preferred") for approximately $21.9 million in the aggregate, including accrued dividends; (vi) Parent paid a cash distribution of $15 per share on its outstanding shares of Common Stock (approximately $63.2 million in the aggregate); (vii) Parent repurchased from Pacific Enterprises ("PE") its warrant respecting 397,644 shares of Common Stock and 16,667 shares of Parent Old Preferred (the "PE Warrant") and approximately 2,737,310 shares of Common Stock from the Selling Stockholders (as defined below) (of which GEI owned 86.8%) for an aggregate of $17.6 million in cash and $35.0 million of Parent Senior Exchangeable Preferred Stock (the "Parent New Preferred"); (viii) Parent sold additional Common Stock to middle and senior level management of the Company (approximately $2.3 million gross proceeds), increasing the beneficial ownership of management and employees (and members of their families) from 14.0% to 55.3% (in each instance on a fully diluted basis); and (ix) other transactions occurred, including a distribution of $81.5 million from the Company to Parent, so that the above referenced transactions could be effected. The Recapitalization is accounted for as a recapitalization for accounting purposes. As a result of the Recapitalization, existing management and employees of the Company (and members of their families) beneficially own the majority of Parent. Chairman and Chief Executive Officer Robert W. Miller, who co-founded the Company in 1955, and his son Steven G. Miller, President and Chief Operating Officer, who has been with the Company for 29 years, significantly increased their ownership in Parent and control the Board of Directors of Parent and thus the Company. See "Principal Stockholders."

         In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of 10 7/8% Senior Notes due 2007 (the "Senior Notes"), requiring semi-annual interest payments. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007.

         As a result of borrowings relating to the Recapitalization, the Company's interest expense increased from $12.4 million in Fiscal 1997 to $19.3 million in Fiscal 1998. The Company believes that cash flow from operations will be sufficient to cover the interest expense arising from the CIT Credit Facility and the Senior Notes. However, the Company's ability to meet its debt service obligations depends upon its future performance, which, in turn, is subject to general economic conditions and regional risks, and to financial, business and other factors affecting the operations of the Company, including factors beyond its control. Accordingly, there can be no assurance that cash flow from operations will be sufficient to meet the Company's debt service obligations.

         Net cash provided by operating activities was $29.7 million in Fiscal 1998 versus $3.6 million in Fiscal 1997. The change between periods reflected management's focus on working capital during Fiscal 1998. Inventory levels improved during the year such that additional inventory levels were not required to support increased store count, and in fact there was a total inventory per store reduction of 5% when comparing January 3, 1999 to December 28, 1997. In addition to inventories, management successfully managed payable levels to improve the Company's working capital position. This payables increase added an additional $9.6 million to net cash provided by operating activities during Fiscal 1998.

         Net cash used in financing activities was $20.0 million in Fiscal 1998 versus $1.9 million in Fiscal 1997, reflecting the significant reduction in borrowings under the CIT Credit Facility during Fiscal 1998. As of January 3, 1999, the Company had borrowings of $20.9 million and letter of credit commitments of $3.7 million outstanding under the CIT Credit Facility compared to $43.3 million and $4.5 million at December 28, 1997, with no cash and cash equivalents at January 3, 1999 compared to $1.4 million at December 28, 1997.

         Capital expenditures for Fiscal 1998 were $8.5 million as the Company opened a total of 12 new stores. Management expects capital expenditures for Fiscal 1999 will range from $10 to $11 million and will be used primarily to fund the opening of approximately 15 to 20 new stores as well as a one-time expenditure of approximately $3.8 million for new point-of-sale hardware and software. The Company's store format requires a low investment in fixtures and equipment (approximately $275,000), working capital (approximately $500,000, of which one-third is typically financed by vendors) and real estate (leased "built-to-suit" locations).

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


SEASONALITY

         The Company's business is seasonal in nature. As a result, the Company's results of operations are likely to vary during its fiscal year. Historically, the Company's revenues and income are highest during its fourth quarter, due to industry wide retail sales trends. The fourth quarter contributed 27.8% in 1998 and 26.9% in 1997 of fiscal year net sales and 32.9% in 1998 and 33.7% in 1997 of fiscal year EBITDA. Any decrease in sales for such period could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.


YEAR 2000

Background

         The Year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer programs that are date dependent are found in the software that operates many information technology ("IT") systems as well as in the computer based devices which control many types of electronic equipment. Computer programs that are not Year 2000 compliant will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of the related IT systems or electronic equipment.

General

         In 1997, the Company began to develop a program to coordinate changes to computer and non-computer systems in order to achieve a Year 2000 date conversion without disruption to the Company's operations. The Year 2000 effort, which includes the implementation of previously planned business critical systems and specific Year 2000 projects, is on track to be completed before the end of 1999, although no assurances can be given. The majority of the Company's applications that are not Year 2000 compliant have been, or will be replaced by upgrades to existing systems. Making the remaining non-compliant applications Year 2000 compliant will not result in incremental costs to the Company, but rather will be accomplished by the redeployment of existing IT resources. Accordingly, the Company does not expect its internal Year 2000 effort to have a material impact on its results of operations, liquidity or financial condition, although the Company cannot predict whether its outside vendors, suppliers and support systems will be compliant and whether that might have an effect. In addition, the Company has not deferred any other projects that will have a material impact on its results of operations, liquidity or financial condition.

IT Systems

         During 1997, the Company began a study to determine the scope of its Year 2000 exposure. Since the Company relies on outside software vendors for all of its merchandise distribution and financial systems, the Company's first efforts were to gain assurance that all systems were either compliant or upgradable to a Year 2000 compliant version. After completion of its study in March 1998, the Company found that all of its systems either were compliant, or could be compliant with an upgrade to existing software. Certain of these outside software systems have customized add-on features created by the Company's IT department. Therefore, the Company has redeployed one full-time programmer to the Year 2000 project to update software code that was customized by the Company and added on to its outside software systems to make these custom changes compliant. These changes are expected to be completed before the end of the second quarter of 1999.

         The Year 2000 plan also focuses on the Company's IT hardware where date sensitive embedded technology could create the need for upgrades. In August and September of 1997 the Company's main computer platform, two IBM AS 400's, were upgraded from CISC technology to Year 2000 compliant RISC technology. In addition, all personal computers have been checked for compliance. Approximately 40% of all personal computers currently comply, with the remainder to be upgraded before the end of 1999. The Company's network server was upgraded in late 1997 and is fully compliant. Other hardware, including Telxon hand held radio frequency devices, cash registers, modems, routers and other IT communications devices are either Year 2000 compliant, or are in the process of being upgraded. There are no other internal software or hardware issues to the best of the Company's knowledge and the Company fully expects to have all systems compliant prior to the end of 1999.

Non-IT Systems

         Non-IT systems may contain date sensitive embedded technology requiring Year 2000 upgrades. Examples of this technology include security equipment such as access and alarm systems, as well as telephone equipment. The Company is not a product manufacturer; therefore, the embedded chip issue relates to equipment used by the Company in its internal facilities. The Company expects to complete assessment of its non-IT systems by the end of the first quarter of 1999.

         The Company has contacted each of its major suppliers and vendors prior to the end of 1998 to request written certification regarding their Year 2000 compliance. Approximately 20% of suppliers and vendors have responded to the Company's requests to date. The Company will continue follow-up mailings throughout 1999 but cannot guarantee full supplier and vendor compliance by year-end.

Costs

         The total cost associated with required modifications for Year 2000 compliance is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is approximately $0.5 million, plus as additional $6.5 million in replacement costs for projects that are not Year 2000 related but have some Year 2000 remediation benefits. The total amount expended through December 1998, was approximately $0.2 million directly related to Year 2000 remediation and $2.0 million for projects which are not Year 2000 related but have some Year 2000 remediation benefits. The estimated future cost of completing the Year 2000 effort is estimated to be approximately $0.3 million. The Year 2000 effort is funded primarily from the existing IT budget and has not forced the deferral or cancellation of any budgeted IT projects.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement No. 133, (Accounting for Derivative Instruments and Hedging Activities) effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.

         In March 1998, the AICPA Accounting Standard Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires capitalization of certain costs related to computer software developed or obtained for internal use. The Company will adopt SOP 98-1 effective in fiscal 1999. Based on the information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including organization costs and store openings, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. In the fiscal year SOP 98-5 is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. The Company has adopted the application of SOP 98-5 in Fiscal 1998 without a material impact on the Company's financial position or results of operations.

IMPACT OF INFLATION

         The Company does not believe that inflation has a material impact on the Company's earnings from operations. The Company believes that it is generally able to pass any inflationary increases in costs to its customers.


FORWARD-LOOKING STATEMENTS

         Certain information contained herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plan," "intend" or other similar terminology. Such forward-looking statements, which relate to, among other things, the financial condition, results of operations and business of the Company, are subject to significant risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in such statements. These include, without limitation, the Company's ability to open new stores on a timely and profitable basis, the impact of competition on revenues and margins, the effect of weather conditions and general economic conditions in the Western United States (which is the Company's area of operation), the seasonal nature of the Company's business, and other risks and uncertainties including the risk factors listed in the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on January 16, 1998 and as may be detailed from time to time in the Company's public announcements and filings with the Securities and Exchange Commission. The Company assumes no obligation to publicly release the results of any revisions to the forward-looking statements contained herein which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission or otherwise to revise or update any oral or written forward-looking statements that may be made from time to time by or on behalf of the Company.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in interest rates. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows for the next fiscal year. (See
Note 3 of the accompanying financial statements.)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information called for by this item is set forth in the Company's financial statements contained in this report. Specific financial statements can be found at the pages listed in the following index.

                          INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements ...........................................................................     F-1
Report of KPMG LLP,
         Independent Auditors ...........................................................................     F-2
Balance Sheets at January 3, 1999 and December 28, 1997 .................................................     F-3
Years Ended  January 3, 1999, December 28, 1997 and December 29, 1996
Statements of Operations ................................................................................     F-5
         Statements of Stockholder's Equity(Deficit) ....................................................     F-6
         Statements of Cash Flows .......................................................................     F-7
Notes to Financial Statements ...........................................................................     F-9

                                                                                                            Schedule
Financial Statement Schedule:
         Valuation and Qualifying Accounts ..............................................................     II-1


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


NAME                           AGE                         POSITIONS
----                           ---                         ---------

Robert W. Miller               75                Chief Executive Officer and
                                                 Chairman of the Board

Steven G. Miller               46                President, Chief Operating Officer and
                                                 Director

Charles P. Kirk                43                Senior Vice President and Chief
                                                 Financial Officer

Gary S. Meade                  52                Secretary, Vice President and
                                                 General Counsel

Richard A. Johnson             53                Senior Vice President,
                                                 Store Operations

Thomas J. Schlauch             54                Senior Vice President, Buying

Dr. Michael D. Miller          49                Director

John G. Danhakl                43                Director


         ROBERT W. MILLER became Chairman of the Board of the Company in September 1992. Mr. Miller has been the Company's Chief Executive Officer and was President from 1973 to September, 1992.

         STEVEN G. MILLER became President, Chief Operating Officer and a Director of the Company in September 1992. Mr. Miller is Robert W. Miller's son and Dr. Michael D. Miller's brother. He had been the Company's Executive Vice President, Administration, since 1988.

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

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and four additional most highly compensated executive officers whose annual salaries and bonus exceeded $100,000 in total during the fiscal year ended January 3, 1999.

                                                                               ------------------------------------
                                                                                   LONG-TERM COMPENSATION AWARDS
                                      ---------------------------------------------------------------------------------------------
                                              ANNUAL COMPENSATION                       AWARDS              PAYOUTS
                                      ---------------------------------------------------------------------------------------------
                                                                                              Securities
     Name and                                                                  Restricted     Underlying
     Principal                                                 Other Annual      Stock           Stock        LTIP       All Other
     Position                Year      Salary        Bonus     Compensation      Awards      Options/SARs    Payouts   Compensation
                                        ($)           ($)           ($)            ($)            (1)          ($)          (2)
-----------------------------------------------------------------------------------------------------------------------------------
Robert W. Miller,            1998     $315,000     $475,000        $-0-           $-0-             -0-        $-0-           $-0-
Chief Executive Officer      1997      300,000      350,000         -0-            -0-             -0-         -0-        400,000
                             1996      290,000      275,000         -0-            -0-           6,400         -0-            -0-
                             ----     --------     --------        ----           ----           -----        ----        -------

Steven G. Miller,            1998     $270,000     $315,000        $-0-           $-0-             -0-        $-0-           $-0-
President and                1997      250,000      245,000         -0-            -0-             -0-         -0-        350,000
Chief Operating Officer      1996      210,000      175,000         -0-            -0-           6,400         -0-            -0-
                             ----     --------     --------        ----           ----           -----        ----        -------

Thomas J. Schlauch,          1998     $168,000     $104,000        $-0-           $-0-             -0-        $-0-           $-0-
Senior Vice President,       1997      160,000       82,000         -0-            -0-             -0-         -0-            -0-
Buying                       1996      150,000       60,000         -0-            -0-           3,600         -0-            -0-
                             ----     --------     --------        ----           ----           -----        ----        -------

Richard A. Johnson,          1998     $140,000     $ 85,000        $-0-           $-0-             -0-        $-0-           $-0-
Senior Vice President,       1997      130,000       65,000         -0-            -0-             -0-         -0-            -0-
Store Operations             1996      117,000       45,000         -0-            -0-           3,600         -0-            -0-
                             ----     --------     --------        ----           ----           -----        ----        -------

Charles P. Kirk              1998     $150,000     $ 75,000        $-0-           $-0-             -0-        $-0-           $-0-
Senior Vice President        1997      140,000       55,000         -0-            -0-             -0-         -0-            -0-
& Chief Financial Officer    1996      130,000       35,000         -0-            -0-           3,600         -0-            -0-
                             ----     --------     --------        ----           ----           -----        ----        -------


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

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1998 AND 1998 FISCAL YEAR-END OPTION VALUE

     None.


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

         As part of the Recapitalization, and pursuant to Parent's newly adopted 1997 Management Equity Plan applicable to employees of Parent and its subsidiaries, Parent sold to existing middle and senior level management employees of the Company, 462,009 shares of Common Stock for $5 per share (the "Management Stock Purchases"). Such shares were not entitled to the distribution on Common Stock described above under the heading "Liquidity and Capital Resources," although any current employees who owned shares otherwise entitled to such distribution could pay all or a portion of the purchase price of the shares being purchased by having Parent offset or withhold such amount from the distribution. The agreements under the 1997 Management Equity Plan prohibit the transfer of such Common Stock until the fifth anniversary of the issuance thereof or the occurrence of any earlier specified event that terminates such prohibition, with an exception for transfers of vested shares to "related transferees" (as defined therein). Thereafter, such shares of Common Stock are transferrable subject to a right of first refusal in favor of Parent. The agreements also contain certain "call" options as to unvested shares of Common Stock, exercisable, generally, upon termination of a management employee's employment with the Company. As a result of the Management Stock Purchases, immediately after the Recapitalization the continuing management and employees of the Company (and members of their families) beneficially owned approximately 55.3% of Parent on a fully diluted basis. Senior management (and members of their families) beneficially own approximately 34.3% of the outstanding Common Stock on a fully diluted basis.


COMPENSATION OF DIRECTORS

         Directors of the Company, as such, do not receive any compensation. However, during the fiscal year ended January 3, 1999, the Company, on behalf of Parent, paid Leonard Green & Associates, L.P. ("LGP"), a California limited partnership, compensation for management services fees of $340,091 including out-of-pocket expenses. In 1994 and 1996 the Company paid LGA an additional $500,000 in fees for work performed in securing the Company's bank facility. In addition, as a result of the consummation of the Recapitalization, LGA was paid a fee of $4.3 million by the Parent in 1997. After the Recapitalization, Parent and the Company entered into a new Management Services Agreement with a term of seven and one-half years and pursuant to which Parent and the Company will pay LGA a reduced annual fee for management services ($333,333) plus reasonable and customary fees for financial advisory and investment banking services in connection with major financial transactions (plus expenses and indemnities, if any). LGA is an affiliate of LGP. Mr Danhakl and two former directors of the Company are executive officers and equity owners of LGP. LGA is the sole general partner and manager of GEI, a stockholder of Parent. The Company believes that the terms of its agreement and arrangements with LGA are comparable to what could be obtained from unrelated, but equally qualified, third parties.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The Company's outstanding capital stock is wholly owned by Parent. Parent's outstanding equity securities consist of Common Stock and the Parent New Preferred. The following table sets forth the ownership of Common Stock as of March 31, 1999 by any person known to the Company to be the beneficial owner of more than 5% of either class of Parent's securities, the Company's directors, executive officers named in the Summary Compensation Table above, and all executive officers and directors of the Company as a group.


                                                                     COMMON STOCK
                  NAME AND ADDRESS (1)                   -------------------------------------
                  OF BENEFICIAL OWNER                    NUMBER OF SHARES     PERCENT OF CLASS
                  -------------------                    ----------------     ----------------
Robert W. Miller (2)                                        350,809(3)             17.5%
Steven G. Miller (2)                                        200,000                10.0%
Dr. Michael D. Miller                                              (4)                  (4)
Thomas J. Schlauch                                           40,000                 2.0%
Richard A. Johnson                                           48,000                 2.4%
Charles P. Kirk                                              48,000                 2.4%
John G. Danhakl                                                    (5)                  (5)
Green Equity Investors, L.P. (2)                            723,580                36.2%
All Executive Officers and Directors as a Group           1,488,289(6)             74.4%

(1) The address for each stockholder is 2525 East El Segundo Boulevard, El Segundo, California 90245, except GEI and Mr. Danhakl for which the address is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

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


POTENTIAL CONFLICTS OF INTEREST; PAST TRANSACTIONS WITH AFFILIATES

         Mr. Danhakl of LGP holds a seat on the Board of Directors of the Company. Jonathan Sokoloff and Jonathan Seiffer, who previously served as directors of the Company, hold two seats on the Board of Directors of Gart Sports Company ("Gart"). Also, affiliates of LGA have a controlling interest in Gart, and LGA and LGP are affiliates. Mr. Danhakl may have conflicts of interest with respect to certain matters affecting the Company, such as potential business opportunities and business dealings between the Company and LGP and its affiliated companies.

         Gart completed a merger with Sportmart in January, 1998. Gart and Sportmart compete with the Company. Although Gart and Sportmart currently pursue different business strategies than the Company, they compete in some of the Company's markets and offer some of the same or similar merchandise, and there can be no assurance that the Company will not encounter increased competition from Gart or Sportmart in the future or that actions by either will not inhibit the Company's growth strategy. In addition, there can be no assurance that all potential conflicts will be resolved in a manner that is favorable to the Company, or that the Company will be offered business opportunities made available to Gart or Sportmart. The Company believes it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intends to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

OWNERSHIP OF OLD SUBORDINATED NOTES BY AFFILIATES

         Certain of the Old Subordinated Notes that were defeased and repaid as a result of the Recapitalization were owned by certain of the Selling Stockholders and by affiliates of GEI.


CONSULTING FEES

        As consideration for the provision of ongoing management and financial advisory services, the Company, on behalf of the Parent, pays LGA certain fees. See "Executive Compensation - Compensation of Directors."

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

            10.3(c)(4)  Guarantee dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Holdings Corp.) in favor of The CIT Group/Business Credit, Inc.

            10.4(a)(4)  Agreement on Purchase and Sale among the Company and the
                        State of Wisconsin dated as of February 13, 1996

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

----------

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


                                     BIG 5 CORP.
                                     a Delaware Corporation


Date:  March 31, 1999                By:  /S/Robert W. Miller
       --------------------               ------------------------------
                                          Robert W. Miller
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer of the Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signatures                                   Title                            Date
         ----------                                   -----                            ----

     /S/Robert W. Miller              Chairman of the Board of Directors           March 31, 1999
------------------------------          and Chief Executive Officer of the
       Robert W. Miller                 Company (Principal Executive Officer)


     /S/Steven G. Miller              President, and Chief Operating Officer       March 31, 1999
------------------------------          and Director of the Company
       Steven G. Miller


     /S/Charles P. Kirk               Senior Vice President and Chief Financial    March 31, 1999
------------------------------          Officer (Principal Financial and
      Charles P. Kirk                   Accounting Officer)


     /S/Michael D. Miller             Director of the Company                      March 31, 1999
------------------------------
       Michael D. Miller


     /S/John G. Danhakl               Director of the Company                      March 31, 1999
------------------------------
       John G. Danhakl

                                   BIG 5 CORP.


                          INDEX TO FINANCIAL STATEMENTS




Index to Financial Statements ..............................................          F-1

Report of KPMG LLP,
                Independent Auditors .......................................          F-2

Balance Sheets at January 3, 1999 and December 28, 1997 ....................          F-3

Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

          Statements of Operations .........................................          F-5

          Statements of Stockholder's Equity(Deficit) ......................          F-6

          Statements of Cash Flows .........................................          F-7

Notes to Financial Statements ..............................................          F-9

                                                                                    Schedule
                                                                                    --------
Financial Statement Schedule:

          Valuation and Qualifying Accounts as of January 3, 1999,
                 December 28, 1997 and December 29, 1996 ...................          II-1

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Big 5 Corp.:


We have audited the accompanying balance sheets of Big 5 Corp. (formerly United Merchandising Corp.) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Corp. as of January 3, 1999 and December 28, 1997 and the results of its operations and its cash flows for each of the years ended January 3, 1999, December 28, 1997 and December 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG LLP


Los Angeles, California
February 24, 1999

                                   BIG 5 CORP.

                                 Balance Sheets

                          (Dollar amounts in thousands)


                                                                                       DECEMBER 28,       JANUARY 3,
                                                                                           1997              1999
                                                                                       ------------      ------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                          $      1,364                --
    Trade and other receivables, net of allowance for doubtful accounts of $118
      and $201, respectively                                                                  6,702             6,347
    Merchandise inventories                                                                 147,279           147,296
    Prepaid expenses                                                                          1,053             1,336
                                                                                       ------------      ------------

           Total current assets                                                             156,398           154,979
                                                                                       ------------      ------------

Property and equipment:
    Land                                                                                        186               186
    Buildings and improvements                                                               15,353            18,910
    Furniture and equipment                                                                  33,481            37,870
    Less accumulated depreciation and amortization                                          (21,719)          (27,428)
                                                                                       ------------      ------------

           Net property and equipment                                                        27,301            29,538
                                                                                       ------------      ------------

Deferred income taxes, net                                                                    6,257             6,158
Leasehold interest, net of accumulated amortization of $13,882 and $15,669,
    respectively                                                                             14,610            12,793
Other assets, at cost, less accumulated amortization of $975 and $995,
    respectively                                                                              6,336             8,773
Goodwill, less accumulated amortization of $1,124 and $1,371, respectively
                                                                                              5,420             5,174
                                                                                       ------------      ------------
                Total Assets                                                           $    216,322           217,415
                                                                                       ============      ============


                                   (Continued)

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)


                                                                                       DECEMBER 28,       JANUARY 3,
                                                                                           1997              1999
                                                                                       ------------      ------------

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
    Accounts payable                                                                   $     44,089            53,710
    Accrued expenses                                                                         31,428            33,644
                                                                                       ------------      ------------

           Total current liabilities                                                         75,517            87,354

Deferred rent                                                                                 5,988             6,586
Long-term debt                                                                              173,660           151,352
                                                                                       ------------      ------------

           Total liabilities                                                                255,165           245,292
                                                                                       ------------      ------------

Commitments and contingencies

Stockholder's deficit:
    Common stock, $.01 par value.  Authorized 3,000 shares; issued and
      outstanding 1,000 shares at December 28, 1997 and January 3, 1999                          --                --
    Additional paid-in capital                                                               35,080            39,281
    Accumulated deficit                                                                     (73,923)          (67,158)
                                                                                       ------------      ------------

           Net stockholder's deficit                                                        (38,843)          (27,877)
                                                                                       ------------      ------------

                                                                                       $    216,322           217,415
                                                                                       ============      ============


See accompanying notes to financial statements.

                                   BIG 5 CORP.

                            Statements of Operations

                          (Dollar amounts in thousands)


                                                                YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                               DECEMBER 29,      DECEMBER 28,       JANUARY 3,
                                                                   1996              1997              1999
                                                                (52 WEEKS)        (52 WEEKS)        (53 WEEKS)
                                                               ------------      ------------      ------------
Net sales                                                      $    404,265           443,541           491,430

Cost of goods sold, buying and occupancy                            277,116           298,893           330,243
                                                               ------------      ------------      ------------

           Gross profit                                             127,149           144,648           161,187
                                                               ------------      ------------      ------------

Operating expenses:
    Selling and administrative                                      101,053           110,131           121,643
    Depreciation and amortization                                     9,578             8,176             8,890
                                                               ------------      ------------      ------------

           Total operating expenses                                 110,631           118,307           130,533
                                                               ------------      ------------      ------------

           Operating income                                          16,518            26,341            30,654

Interest expense                                                     11,482            12,442            19,285
                                                               ------------      ------------      ------------

           Income before income taxes and extraordinary
              loss                                                    5,036            13,899            11,369

Income taxes                                                            970             1,436             4,604
                                                               ------------      ------------      ------------

           Income before extraordinary loss                           4,066            12,463             6,765

Extraordinary loss from early extinguishment of debt,
    net of income tax benefit                                        (1,285)           (1,597)               --
                                                               ------------      ------------      ------------

           Net income                                          $      2,781            10,866             6,765
                                                               ============      ============      ============


See accompanying notes to financial statements.

                                   BIG 5 CORP.

                  Statements of Stockholder's Equity (Deficit)

      Years ended December 29, 1996, December 28, 1997 and January 3, 1999

                          (Dollar amounts in thousands)


                                                                           ADDITIONAL                            NET
                                                             COMMON         PAID-IN         ACCUMULATED     STOCKHOLDER'S
                                                              STOCK         CAPITAL           DEFICIT      EQUITY/(DEFICIT)
                                                             ------        ----------       -----------    ----------------
Balance at December 31, 1995                                $ 35,080               --          (6,006)          29,074

Net income for the year ended December 29, 1996                   --               --           2,781            2,781
                                                            --------         --------        --------         --------

Balance at December 29, 1996                                  35,080               --          (3,225)          31,855

Dividend to Parent Company                                        --               --         (81,564)         (81,564)

Recapitalization - reclassification in excess of par
    value                                                    (35,080)          35,080              --               --

Net income for the year ended December 28, 1997                   --               --          10,866           10,866
                                                            --------         --------        --------         --------

Balance at December 28, 1997                                      --           35,080         (73,923)         (38,843)

Forgiveness of tax payable to Parent (Note 2)                     --            4,201              --            4,201

Net income for the year ended January 3, 1999                     --               --           6,765            6,765
                                                            --------         --------        --------         --------

Balance at January 3, 1999                                  $     --           39,281         (67,158)         (27,877)
                                                            ========         ========        ========         ========

See accompanying notes to financial statements.

                                   BIG 5 CORP.

                            Statements of Cash Flows

                          (Dollar amounts in thousands)


                                                                        YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                                       DECEMBER 29,         DECEMBER 28,          JANUARY 3,
                                                                           1996                 1997                 1999
                                                                        (52 WEEKS)           (52 WEEKS)           (53 WEEKS)
                                                                       ------------         ------------         ------------

Cash flows from operating activities:
    Net income                                                         $      2,781               10,866                6,765
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                         9,578                8,176                8,890
        Amortization of deferred finance charges and
          discounts                                                             621                  716                  948
        Deferred tax provision (benefit)                                     (1,700)              (4,557)                  99
        Forgiveness of tax payable to Parent                                     --                   --                4,201
        Extraordinary loss from early extinguishment of
          debt                                                                2,222                2,707                   --
        Changes in assets and liabilities:
          Merchandise inventories                                             2,626              (12,393)                 (17)
          Trade and other accounts receivable, net                             (677)              (2,648)                 355
          Prepaid expenses and other assets                                     342                 (413)                (993)
          Income taxes                                                        1,733               (1,733)                  --
          Accounts payable                                                    1,427                 (150)               9,621
          Accrued expenses                                                      845                3,060                 (170)
                                                                       ------------         ------------         ------------

                  Net cash provided by operating
                    activities                                               19,798                3,361               29,699
                                                                       ------------         ------------         ------------

Cash flows from investing activities:
    Purchases of property and equipment                                      (3,453)              (5,151)              (8,500)
    Purchase of assets pending sale and leaseback (note 12)                  (8,910)                  --                   --
    Proceeds from sale of property and equipment                             13,902                   --                   --
    Purchase of long-term investments                                            --                   --               (2,606)
                                                                       ------------         ------------         ------------
                  Net cash provided by (used in)
                    investing activities                                      1,539               (5,151)             (11,106)
                                                                       ------------         ------------         ------------


                                   (Continued)

                                  BIG 5 CORP.

                         (Dollar amounts in thousands)


                                                                        YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                                       DECEMBER 29,         DECEMBER 28,          JANUARY 3,
                                                                           1996                 1997                 1999
                                                                        (52 WEEKS)           (52 WEEKS)           (53 WEEKS)
                                                                       ------------         ------------         ------------

Cash flows from financing activities:
    Net repayments under revolving credit facilities, and other        $    (17,144)              (6,749)             (19,957)
    Repayment of long-term debt                                                  --              (36,450)                  --
    Issuance of long-term debt                                                   --              130,409                   --
    Debt issuance costs                                                      (1,434)              (5,431)                  --
    Debt prepayment premiums                                                 (1,160)              (2,128)                  --
    Dividend paid to Parent Company                                              --              (81,564)                  --
                                                                       ------------         ------------         ------------

                  Net cash provided (used in) financing
                    activities                                              (19,738)              (1,913)             (19,957)
                                                                       ------------         ------------         ------------

                  Net increase (decrease) in cash and
                    cash equivalents                                          1,599               (3,433)              (1,364)



Cash and cash equivalents at beginning of year                                3,198                4,797                1,364
                                                                       ------------         ------------         ------------

Cash and cash equivalents at end of year                               $      4,797                1,364                   --
                                                                       ============         ============         ============


Supplemental disclosures of cash flow information:
      Interest paid                                                    $     11,285               11,807               18,044
      Income taxes paid                                                          --                6,593                   --
                                                                       ============         ============         ============


See accompanying notes to financial statements.

                                   BIG 5 CORP.

                          Notes to Financial Statements

                      January 3, 1999 and December 28, 1997

                          (Dollar amounts in thousands)


(1)    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

       The accompanying financial statements for the fiscal years ended January 3, 1999 and December 28, 1997 represent the financial position and results of operations of Big 5 Corp. In connection with the November 13, 1997 Recapitalization (as discussed below), the Company was reincorporated in Delaware and changed its name to Big 5 Corp. Prior to this reincorporation, the Company was incorporated in California as United Merchandising Corp. The accompanying financial statements for the fiscal year ended December 29, 1996 represent the financial position and results of operations of United Merchandising Corp. As used herein, the Company means Big 5 Corp. when discussing the financial position and results of operations subsequent to the Recapitalization and United Merchandising Corp. when discussing the financial position or results of operations prior to the Recapitalization. The Company is a wholly owned subsidiary of Big 5 Holdings Corp.

       The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 221 stores at January 3, 1999 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah and Idaho.

       In October 1997, Big 5 Holdings Corp. (the Parent), Robert W. Miller and Green Equity Investors, L.P. (GEI) agreed to a Plan of Recapitalization and Stock Repurchase Agreement (the Recapitalization Agreement). On November 13, 1997, the following transactions (collectively referred to as the Recapitalization) were effected pursuant to the Recapitalization
       Agreement: (i) the Company issued 10 7/8% Senior Notes due 2007 (the Senior Notes) ($130,409 gross proceeds); (ii) the Company defeased and repaid all of its outstanding 13 5/8% Senior Subordinated Notes due 2002;
       (iii) Parent issued its Senior Discount Notes in an aggregate principal amount at maturity of $48.2 million maturing on November 30, 2008 (the Parent Discount Notes) with a warrant to purchase approximately 3% of the Common Stock of Parent, par value $.01 per share at a nominal exercise price (the Warrant) ($24,500 proceeds); (iv) Parent accelerated vesting of substantially all outstanding options and restricted stock held by management and employees of the Company; (v) Parent redeemed for cash its existing Series A 9% Cumulative Redeemable Preferred Stock (the Parent Old Preferred) for approximately $21.9 million in the aggregate, including accrued dividends; (vi) Parent paid a cash distribution of $15 per share on its outstanding shares of Common Stock (approximately $63.2 million in the aggregate); (vii) Parent repurchased from Pacific Enterprises (PE) its warrant respecting 397,644 shares of Common Stock and 16,667 shares of Parent Old Preferred the (PE Warrant) and approximately 2,737,310 shares of Common Stock from the Selling Stockholders (of which GEI owned 86.8%) for an aggregate of $17.6 million in cash and $35.0 million of Parent Senior Exchangeable Preferred Stock (the Parent New Preferred); (viii) Parent sold additional Common Stock to middle and senior level management of the Company (approximately $2.3 million gross proceeds), increasing the beneficial ownership of management and employees (and members of their families) from 14.0% to 55.3% (in each instance on a fully diluted basis); and (ix) other transactions occurred, including a distribution from the Company to Parent, aggregating $81.5 million, so that the above-referenced transactions could be effected.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REPORTING PERIOD

       The Company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. Information presented for the year ended January 3, 1999 represents a 53-week fiscal year, while information presented for the years ended December 28, 1997 and December 29, 1996 represent 52-week fiscal years.

       REVENUE RECOGNITION

       The Company's revenue is received from retail sales of merchandise through the Company's stores. Revenue is recognized when merchandise is received by the customer and is shown net of returns. The costs of distribution center operations are included in cost of sales, buying and occupancy.

       EARNINGS PER SHARE

       Earnings per share data are not presented as they are not meaningful to the financial statements.

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

       MERCHANDISE INVENTORIES

       The Company values its merchandise inventories using the lower of average cost (which approximates the first-in, first-out cost) or market method. Average cost includes the direct purchase price of merchandise inventory and overhead costs associated with the Company's distribution center.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, using the straight-line method.

       The estimated useful lives are 40 years for buildings, 7 to 10 years for fixtures and equipment and the shorter of the lease term or 10 years for leasehold improvements. Maintenance and repairs are charged to expense as incurred.

       LEASEHOLD INTEREST

       Upon acquisition of the Company by management in conjunction with Leonard Green & Partners L.P. in 1992, certain assets were recorded for the net fair value of favorable operating lease agreements. The leasehold interest asset is being amortized on a straight-line basis. During the year ended December 28, 1997, the Company revised its estimated average useful life from 10 years to 13.5 years. The unamortized balance attributable to leases terminated since the acquisition has been reflected as a component of the gain or loss upon disposition of the underlying properties.

       GOODWILL

       Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods ranging from 15 to 30 years.

       OTHER ASSETS

       Other assets consist principally of deferred financing costs and long-term investments. Deferred financing costs are amortized straight line over the terms of the respective debt.

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

       ADVERTISING EXPENSES

       The Company recognizes advertising costs the first time the advertising takes place. Advertising expenses amounted to $22,990 for the year ended December 29, 1996, $24,937 for the year ended December 28, 1997, and $28,465 for the year ended January 3, 1999. Advertising expense is included in selling and administrative.

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

       The Company files a consolidated tax return with its Parent, however, tax expense is recorded based on the stand alone operations of the Company. In 1998, the Company was not required to make any tax payments to Parent in settlement of the Company's tax liabilities.

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

       CONCENTRATION OF CREDIT RISK

       The Company's deposits are with various high-quality financial institutions. Customer purchases are generally transacted using cash or credit cards. In certain instances, the Company grants credit to schools and youth-oriented organizations, under normal trade terms. Trade accounts receivable were approximately $437 and $462 at December 28, 1997 and January 3, 1999, respectively. Credit losses have historically been within management's expectations.

       RECLASSIFICATIONS

       Certain prior year balances in the accompanying financial statements have been reclassified to conform to current year presentation.

       IMPAIRMENT OF LONG-LIVED ASSETS AND
       LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.


(3)    FAIR VALUES OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

              Cash and cash equivalents, trade and other receivables, trade accounts payable and accrued expenses: The carrying amounts approximate the fair values of these instruments due to their short-term nature.

              The fair value of the Company's Senior notes at January 3, 1999 approximated $131,748 based on recent market prices as quoted by Donaldson, Lufkin & Jenrette. The carrying amount of the revolving credit facility reflects the fair value based on current rates available to the Company for debt with the same remaining maturities.


(4)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                             DECEMBER 28,         JANUARY 3,
                                                                                 1997                1999
                                                                             ------------        ------------
       Revolving credit facility                                             $     43,251              20,908
       10 7/8% Senior Notes, net of unamortized discount, $131
       million face amount due in 2007 with an effective interest                 130,409             130,444
       rate of 10.95%
                                                                             ------------        ------------

Total long-term debt                                                         $    173,660             151,352
                                                                             ============        ============

       In connection with the Recapitalization, the Company issued $131 million face amount, 10 7/8% Senior Notes due 2007 (Senior Notes), less unamortized discount of $591 based on an imputed interest rate of 10.95%. The notes require semiannual interest payments on each May 15 and November 15, commencing on May 15, 1998. The Company has no mandatory payments of principal on the Senior Notes prior to their maturity in 2007. The notes may be redeemed in whole or in part, at the option of the Company, at any time on or after November 15, 2002, at the redemption prices set forth below with respect to the indicated redemption date, together with any accrued and unpaid interest to such redemption date.

       If redeemed during the 12-month period beginning November 15:

                      YEAR                    PERCENTAGE
       -----------------------------------    ----------
       2002                                     105.475%
       2003                                     103.650
       2004                                     101.825
       2005 and thereafter                      100.000
                                              ==========

       The Company used the proceeds from the issuance of the Senior Notes, to redeem, at a premium of 5.838%, all of the then outstanding unsecured Senior Subordinated Notes, including all accrued and unpaid interest. Accordingly, the Company incurred a charge of $2,707, consisting of $2,128 in prepayment penalties and $579 related to a write-off of deferred finance costs related to the unsecured Senior Subordinated Notes. The total charge is reflected as an extraordinary loss from early extinguishment of debt (net of income taxes of $1,110) of $1,597 in the statement of operations for the year ended December 28, 1997.

       In connection with the Recapitalization, the Company amended its then-current credit agreement facility with the CIT Group. The amended agreement provides the Company with a five year, non-amortizing $125 million revolving credit (the CIT Credit Facility), expiring in November 2002. The original agreement became effective March 8, 1996, when the Company entered into a credit agreement (the CIT Credit Agreement) among the Company and the CIT Group. The CIT Credit Agreement provided the Company with a three-year nonamortizing $100 million revolving debt facility (the CIT Facility). Proceeds from the initial funding under the CIT Facility were used to repay in full all of the Company's outstanding obligations under its then existing revolving credit facility with General Electric Capital Corporation (the GECC Facility).

       Pursuant to the refinancing of its revolving credit facility in 1996, the Company incurred a charge of $2,222, consisting of $1,160 in prepayment penalties and $1,062 related to a write-off of deferred finance costs related to the GECC Facility. The total charge is reflected as an extraordinary loss from early extinguishment of debt (net of income taxes of $937) of $1,285 in the statement of operations for the year ended December 29, 1996.

       The CIT Credit Facility bears interest at various rates based on the Company's performance, with a floor of LIBOR plus 1.5% or the Chase Manhattan prime lending rate and a ceiling of LIBOR plus 2.5% or the Chase Manhattan prime lending rate plus 0.75% and are secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and tradenames) of the Company. At January 3, 1999, loans under the CIT Credit Facility currently bear interest at a rate of LIBOR (5.1% at January 3, 1999) plus 1.75% or the Chase Manhattan prime lending rate (7.75% at

       January 3, 1999) plus 0.0%. A monthly fee of 0.325% per annum is assessed on the unused portion of the facility. On January 3, 1999, the Company had $20,908 in LIBOR and prime lending rate borrowings and letters of credit of $3,773 outstanding. The Company's maximum eligible borrowing available under the facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the CIT Credit Facility amounted to $71,074 at January 3, 1999.

       The various debt agreements contain covenants restricting the ability of the Company to, among other things, incur additional debt, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of its properties or assets, or make certain payments with respect to its outstanding capital stock, and engage in certain transactions with affiliates. In addition, the Company must comply with certain financial covenants. The Company was in compliance with such covenants at January 3, 1999.


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

       Certain leases contain escalation clauses and provide for contingent rentals based on percentages of sales. The Company recognizes rental expense on a straight-line basis over the terms of the underlying leases, without regard to when rentals are paid. The accrual of the current noncash portion of this rental expense has been included in depreciation and amortization in the accompanying statements of operations and cash flows and deferred rent in the accompanying balance sheets.

       Rental expense for operating leases consisted of the following:

                                           YEAR ENDED         YEAR ENDED         YEAR ENDED
                                          DECEMBER 29,       DECEMBER 28,        JANUARY 3,
                                              1996               1997               1999
                                          ------------       ------------       ------------
       Cash rental payments               $     23,670             23,119             25,711
       Noncash rentals                             973              1,552                546
       Contingent rentals                        1,038              1,259              1,506
                                          ------------       ------------       ------------
                Rental expense            $     25,681             25,930             27,763
                                          ============       ============       ============


       Future minimum lease payments (cash rentals) under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 3, 1999 are:

       Year ending:
           1999                       $  26,762
           2000                          26,153
           2001                          24,687
           2002                          23,836
           2003                          23,814
           Thereafter                   141,607
                                      =========

(6)    ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                               DECEMBER 28,        JANUARY 3,
                                                   1997               1997
                                               ------------       ------------
       Payroll and related expenses            $      9,851             10,132
       Self-insurance reserves                        3,692              3,439
       Sales tax                                      5,466              5,569
       Other                                         12,419             14,504
                                               ------------       ------------

                                               $     31,428             33,644
                                               ============       ============

(7)    INCOME TAXES

       Total income tax expense consists of the following:

                                                  DECEMBER 29,        DECEMBER 28,         JANUARY 3,
                                                      1996                1997                1999
                                                  ------------        ------------        ------------
       Income before extraordinary loss           $        970               1,436               4,604
       Extraordinary item                                 (937)             (1,110)                 --
                                                  ------------        ------------        ------------

           Total income tax expense               $         33                 326               4,604
                                                  ============        ============        ============


                                                     CURRENT            DEFERRED              TOTAL
                                                  ------------        ------------        ------------

       1998:
           Federal                                $      3,991                (275)              3,716
           State                                           514                 374                 888
                                                  ------------        ------------        ------------

                                                  $      4,505                  99               4,604
                                                  ============        ============        ============

       1997:
           Federal                                $      5,117              (3,890)              1,227
           State                                           876                (667)                209
                                                  ------------        ------------        ------------

                                                  $      5,993              (4,557)              1,436
                                                  ============        ============        ============

       1996:
           Federal                                $      2,273              (1,445)                828
           State                                           397                (255)                142
                                                  ------------        ------------        ------------

                                                  $      2,670              (1,700)                970
                                                  ============        ============        ============

       The provision for income taxes differs from the amounts computed by applying the Federal statutory tax rate of 35% to earnings before income taxes and extraordinary item, as follows:


                                                                   YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                  DECEMBER 29,        DECEMBER 28,         JANUARY 3,
                                                                      1996                1997                1999
                                                                  ------------        ------------        ------------
       Tax expense at statutory rate                              $      1,763               4,865               3,979
       State taxes, net of Federal benefit                                 307                 835                 551
       Increase (decrease) in valuation allowance, net
           of IRS adjustment in 1997                                    (1,215)             (3,937)               (157)
       Other                                                               115                (327)                231
                                                                  ------------        ------------        ------------

                                                                  $        970               1,436               4,604
                                                                  ============        ============        ============


       Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

                                                                     DECEMBER 28,        JANUARY 3,
                                                                         1997                1999
                                                                     ------------        ------------
       Deferred assets:
           Self-insurance reserves                                   $      1,515               1,476
           Employee benefits                                                1,376               1,243
           State taxes                                                        190                 180
           Noncash rentals                                                  2,458               2,634
           Amortization of tangible and intangible assets                   1,189                 969
           Other                                                            1,178                 473
                                                                     ------------        ------------

                  Gross deferred tax assets                                 7,906               6,975

           Valuation allowance                                               (157)                 --
                                                                     ------------        ------------

                  Net deferred tax assets                            $      7,749               6,975
                                                                     ------------        ------------

       Deferred liabilities - basis in fixed assets                  $      1,492                 817
                                                                     ------------        ------------

                  Total deferred tax assets                          $      6,257               6,158
                                                                     ============        ============


       In 1996, 1997 and 1998, the Company reduced the valuation allowance to reflect realizability of its deferred tax assets. In doing so, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


(8)    EMPLOYEE BENEFIT PLANS

       Effective January 4, 1993, the Company established a 401(k) plan to cover all eligible employees. All employees' contributions may be supplemented by Company contributions. The Company contributed $1,017 for the year ended December 29, 1996, $1,269 for the year ended December 28, 1997 and $1,411 for the year ended January 3, 1999 in employer matching and profit sharing contributions.

       The Company has no other significant postretirement or postemployment benefits.

(9)    RELATED PARTY TRANSACTIONS

       Prior to September 1992, the Company was a wholly owned subsidiary of Thrifty, which was in turn a wholly owned subsidiary of Pacific Enterprises (PE). In December 1996, Thrifty was acquired by Rite Aid Corporation.

       As a result of the Company's prior relationship with Thrifty and its affiliates, the Company continues to maintain certain relationships with Rite Aid and PE. These relationships include continuing indemnification obligations of PE to the Company for certain environmental matters; agreements between the Company and PE with respect to various tax matters and obligations under ERISA, including the allocation of various tax obligations relating to the inclusion of the Company and each member of the affiliated group of which the Company was a subsidiary in certain consolidated and/or unitary tax returns of PE; and subleases described as follows.

       The Company leases certain property and equipment from Thrifty, which leases this property and equipment from an outside party. Charges related to these leases totaled $1,008 for the year ended December 29, 1996, totaled $655 for the year ended December 28, 1997, $435 for the year ended January 3, 1999.

       During the year ended January 3, 1999, the Company, on behalf of the Parent, paid $340, plus expenses (included in other assets), to an advisor group of one of its investors. An individual of the investor advisor group that is a shareholder of the Parent is a member of the Company's Board of Directors. In 1996, the Company paid this advisor group an additional $500 for services related to securing of the CIT Facility. In 1997, the Company, and the Parent, entered into a new Management Services Agreement with a term of seven and one-half years for which $333, plus expenses, will be paid annually for financial advisory and investment banking services.

       The 1997 Management Equity Plan (the "1997 Plan") provides for the granting of incentive stock options or nonqualified options to officers, directors and selected key employees of the Company to purchase shares of the Parent's common stock. The 1997 Plan is administered by the Board of Directors of the Parent and the granting of awards under the Plan is discretionary with respect to the individuals to whom and the times at which awards are made, the number of options awarded, and the vesting and exercise period of such awards. The options granted under the Plan must have an exercise price that is no less than 85% of the market value of the Parent common stock at the time the stock option is granted. The aggregate number of Parent common shares that may be allocated to awards under the Plan is 560,000 shares.

       The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretation in accounting for its employee stock options under the Plan. No awards have been granted under the Plan as of January 3, 1999.


(10)   CONTINGENCIES

       The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


(11)   BUSINESS CONCENTRATIONS

       The Company operates specialty sporting goods retail stores located principally in the Western states of the United States. The Company is subject to regional risks such as the local economies, weather conditions and natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse regional events were to occur, there could be a significant adverse effect on management's estimates and an adverse impact on the Company's performance. The retail industry is impacted by the general economy. Changes in the marketplace may significantly affect management's estimates and the Company's performance.


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

                                   BIG 5 CORP.
                 Schedule II - Valuation and Qualifying Accounts
                          (Dollar amounts in thousands)


                                                       BALANCE AT       ADDITIONS      DEDUCTIONS         BALANCE
                                                       BEGINNING       CHARGES TO         FROM           AT END OF
                                                        OF YEAR        OPERATIONS      ALLOWANCE           YEAR
                                                      ------------    ------------    ------------     ------------
December 29, 1996

        Allowance for doubtful receivables                     267             601            (404)             464


December 28, 1997

        Allowance for doubtful receivables                     464              61            (407)             118


January 3, 1999

        Allowance for doubtful receivables                     118             120             (37)             201