Form 10-Q
period 1999-04-04
BIG 5 CORP /CA/
filed 1999-05-18
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended April 4, 1999

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


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at May 18, 1999.

                                   BIG 5 CORP.

                                      INDEX

                                                                              Page No.
                                                                              --------
Title Page                                                                       1

Index                                                                            2

PART I -FINANCIAL INFORMATION

    Item 1.    Condensed Financial Statements (Unaudited)

               Condensed Balance Sheets - April 4, 1999 and
               January 3, 1999                                                   3

               Condensed Statements of Operations -
               3 months ended April 4, 1999 and
               March 29, 1998                                                    4

               Condensed Statements of Cash Flows -
               3 months ended April 4, 1999 and
               March 29, 1998                                                    5

               Notes to Condensed Financial Statements                           6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               7-13

     Item 3.   Market Risk Disclosure                                            13


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                                 14

     Item 2.   Changes in Securities                                             14

     Item 3.   Defaults Upon Senior Securities                                   14

     Item 4.   Submission of Matters to a Vote of
                  Security-Holders                                               14

     Item 5.   Other Information                                                 14

     Item 6.   Exhibits and Reports on Form 8-K                                  14


SIGNATURES                                                                       15

                                   BIG 5 CORP.

                            Condensed Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      April 4,         January 3,
                                                                        1999              1999
                                                                     ---------         ---------
Assets

Current assets:
   Cash and cash equivalents                                         $     818         $      --
   Trade and other receivables, net of allowance for doubtful
      accounts of $220 and $201, respectively                            3,230             6,347
   Merchandise inventories                                             158,341           147,296
   Prepaid expenses                                                      1,038             1,336
                                                                     ---------         ---------

                    Total current assets                               163,427           154,979
                                                                     ---------         ---------

Property and equipment:
   Land                                                                    186               186
   Buildings and improvements                                           19,413            18,910
   Furniture and equipment                                              39,285            37,870
   Less accumulated depreciation and amortization                      (28,665)          (27,428)
                                                                     ---------         ---------

                    Net property and equipment                          30,219            29,538
                                                                     ---------         ---------


Deferred income taxes, net                                               6,158             6,158
Leasehold interest, net of accumulated amortization of
   $16,269 and $15,669, respectively                                    12,465            12,793
Other assets, at cost, less accumulated
   amortization of $1,213 and $995, respectively                        10,223             8,773
Goodwill, less accumulated amortization of $1,433
   and $1,371, respectively                                              5,112             5,174
                                                                     ---------         ---------
                                                                     $ 227,604         $ 217,415
                                                                     =========         =========

Liabilities and Stockholder's Equity

Current liabilities:

     Accounts payable                                                $  61,687         $  53,710
     Accrued expenses                                                   28,228            33,644
                                                                     ---------         ---------

                    Total current liabilities                           89,915            87,354


Deferred rent                                                            6,763             6,586
Long-term debt                                                         159,015           151,352
                                                                     ---------         ---------

                     Total liabilities                                 255,693           245,292
                                                                     ---------         ---------


Commitments and contingencies

Stockholder's deficit:

     Common stock, $.01 par value. Authorized 3,000 shares;
      issued and outstanding 1,000 shares                                   --                --
    Additional paid-in capital                                          39,281            39,281
    Accumulated deficit                                                (67,370)          (67,158)
                                                                     ---------         ---------

                    Total stockholder's deficit                        (28,089)          (27,877)
                                                                     ---------         ---------

                                                                     $ 227,604         $ 217,415
                                                                     =========         =========


See accompanying notes to condensed financial statements

                                   BIG 5 CORP.


                       Condensed Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)


                                                   Three Months Ended
                                              -------------------------------
                                              April 4, 1999    March 29, 1998
                                              -------------    --------------
Net sales                                       $ 117,097         $ 110,089
Cost of goods sold, buying and occupancy           78,828            74,765
                                                ---------         ---------
         Gross profit                              38,269            35,324
                                                ---------         ---------

Operating expenses:
         Selling and administrative                31,706            29,309
         Depreciation and amortization              2,380             2,067
                                                ---------         ---------
         Total operating expenses                  34,086            31,376
                                                ---------         ---------


           Operating income                         4,183             3,948

Interest expense, net                               4,542             4,876
                                                ---------         ---------

           Loss before
              income taxes                           (359)             (928)

Income tax benefit                                   (147)             (380)
                                                ---------         ---------

           Net loss                             $    (212)        $    (548)
                                                =========         =========

See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                       Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                         --------------------------------
                                                                         April 4, 1999     March 29, 1998
                                                                         -------------     --------------
Cash flows from operating activities:
  Net loss                                                                  $   (212)        $   (548)
  Adjustments to reconcile net loss to net cash
    provided/(used) by operating activities:
        Depreciation and amortization                                          2,380            2,067
        Amortization of deferred finance charge and discounts                     85              248
        Change in assets and liabilities:
          Merchandise inventories                                            (11,045)         (14,389)
          Trade accounts receivable, net                                       3,117            2,530
          Prepaid expenses and other assets                                      119              283
          Accounts payable                                                     7,977           19,395
          Accrued expenses                                                    (3,084)          (2,228)
                                                                            --------         --------

                Net cash provided/(used) by operating activities                (663)           7,358
                                                                            --------         --------

Cash flows from investing activities:
  Purchases of property and equipment                                         (2,434)          (1,419)
  Purchase of long-term investments                                           (1,363)              --
                                                                            --------         --------

                 Net cash used in investing activities                        (3,797)          (1,419)
                                                                            --------         --------

Cash flows from financing activities:
     Net (payment)/borrowings under revolving credit facilities,
     and other                                                                 5,278           (3,248)
                                                                            --------         --------

                Net cash provided by (used in) financing activities            5,278           (3,248)
                                                                            --------         --------

                Net increase/(decrease) in cash and cash equivalents             818            2,691


 Cash and cash equivalents at beginning of period                                 --            1,364
                                                                            --------         --------

 Cash and cash equivalents at end of period                                 $    818         $  4,055
                                                                            ========         ========





See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.


                Notes to Unaudited Condensed Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. Big 5 Corp. ("the Company") operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 221 stores at April 4, 1999 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah and Idaho.

2. In the opinion of management of Big 5 Corp. ("the Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position, results of operations and cash flows as of and for the period ended April 4, 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

3. These unaudited condensed financial statements should be read in conjunction with the Company's 1998 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

4.  Summary of Significant Accounting Policies

    In March 1998, the AICPA Accounting Standard Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires capitalization of certain costs related to computer software developed or obtained for internal use. The Company has adopted the application of SOP 98-1 effective in fiscal 1999 without a material impact on its financial position or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.


THREE MONTHS ENDED APRIL 4, 1999 VERSUS THREE MONTHS ENDED MARCH 29, 1998

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                             Three Months Ended
                                           --------------------------------------------------------
                                                April 4, 1999                    March 29, 1998
                                           -----------------------          -----------------------
Net sales                                  $ 117,097         100.0%         $ 110,089         100.0%
Cost of goods sold, buying and
      occupancy                               78,828          67.3             74,765          67.9
                                           ---------         -----          ---------         -----
Gross profit                                  38,269          32.7             35,324          32.1
                                           ---------         -----          ---------         -----

Operating expenses:
      Selling and administrative              31,706          27.1             29,309          26.6
      Depreciation and amortization            2,380           2.0              2,067           1.9
                                           ---------         -----          ---------         -----
          Total operating expense             34,086          29.1             31,376          28.5
                                           ---------         -----          ---------         -----

          Operating income                     4,183           3.6              3,948           3.6
Interest expense                               4,542           3.9              4,876           4.4
                                           ---------         -----          ---------         -----
          Net loss before
             income taxes                       (359)         (0.3)              (928)         (0.8)

Income taxes                                    (147)         (0.1)              (380)         (0.3)
                                           ---------         -----          ---------         -----

          Net loss                         $    (212)         (0.2)%        $    (548)         (0.5)%
                                           =========         =====          =========         =====

          EBITDA(a)                        $   6,563           5.6%         $   6,015           5.5%
                                           =========         =====          =========         =====

(a) EBITDA represents net earnings (loss) before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

1.   Net Sales

    Net sales increased 6.4% (or $7.0 million) from $110.1 million reported for the three months ended March 29, 1998 to $117.1 million for the three months ended April 4, 1999. Same store sales increased 0.8%, representing the thirteenth consecutive quarter of positive same store sales results. The three months ended April 4, 1999 reflected one less business day versus last year's quarter due to the timing of the Easter holiday versus last year. On a like day comparison to last year, same store sales were up 2.1% for the three months ended April 4, 1999 versus the three months ended March 29, 1998.

2.  Gross Profit

    Gross profit increased 8.3% (or $3.0 million) from $35.3 million for the three months ended March 29, 1998 to $38.3 million for the three months ended April 4, 1999, reflecting increased sales discussed above and improved gross profit margin. Gross profit margin increased from 32.1% of sales for the three month period in 1998 to 32.7% for the comparable three month period this year. The improvement is a result of positive comparisons in many of the Company's product categories.

3.  Operating Expenses

    Selling and administrative expenses increased 8.2% (or $2.4 million) from $29.3 million for the three months ended March 29, 1998 to $31.7 million for the three months ended April 4, 1999, reflecting the increase in the Company's store count between periods. As a percentage of sales, selling and administrative expenses increased from 26.6% for the 1998 period to 27.1% of sales in the 1999 period primarily reflecting the impact of the Easter holiday which resulted in one less day of sales during the quarter ended April 4, 1999.

    Depreciation and amortization increased 15.1% (or $0.3 million) from $2.1 million for the prior year period to $2.4 million for the three months ended April 4, 1999. The increase resulted from depreciation and amortization on expenditures due to the growth in the Company's store base during the past fiscal year.

4.  Interest Expense

    Interest expense decreased 6.8% (or $0.4 million) from $4.9 million for the prior year period to $4.5 million for the three months ended April 4, 1999. This decrease reflected lower than average revolver borrowings during the first quarter of 1999 versus the same period last year. The Company's borrowings under the CIT Credit Facility (see Liquidity and Capital Resources) were $28.6 million at April 4, 1999 compared to $40.0 million at March 29, 1998.

5.  Income Taxes

    The Company's income tax benefit decreased from $0.4 million for the prior year period to $0.1 million for the three months ended April 4, 1999, reflecting a reduction in the Company's pre-tax loss between years. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income (loss) for the period. The effective tax rate is subject to ongoing evaluation by management.

6.  Net Loss

    Net loss for the three months ended April 4, 1999 was reduced 61.3% (or
    $0.3 million) from $0.5 million for the three months ended March 29, 1998 to $0.2 million for the three months ended April 4, 1999. This reduction reflects the positive sales and margin results achieved during the three months ended April 4, 1999.

7.  Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

    EBITDA increased 9.1% (or $0.6 million) from $6.0 million for the three months ended March 29, 1998 to $6.6 million for the three months ended April 4, 1999. This improvement reflects the positive sales and margin results achieved during the three months ended April 4, 1999.



LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of April 4, 1999 was approximately $148.5 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes.

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


           Net cash provided by/(used in) operating activities changed from net cash provided of $7.4 million for the 13 weeks ended March 29, 1998 to net cash used in operating activities of $0.7 million for the 13 weeks ended April 4, 1999, primarily reflecting normalization of working capital seasonal trends following the Company's Recapitalization.


           Net cash provided by/(used in) financing activities changed from net cash used in financing activities of $3.2 million last year to cash provided of $5.3 million for the three months ended April 4, 1999. As of April 4, 1999, the Company had borrowings of $28.6 million and letter of credit commitments of $4.0 million outstanding under the CIT Credit Facility compared to $40.0 million and $4.0 million as of March 29, 1998, with cash and cash equivalents of $0.8 million at April 4, 1999 compared to $4.1 million at March 29, 1998.


           Capital expenditures increased from $1.4 million for the three months ended March 29, 1998 to $2.4 million for the three months ended April 4, 1999. Management expects capital expenditures for the current fiscal year will range from $10 to $11 million and will be used primarily to fund the opening of 15 to 20 new stores (of which 1 has already been opened), as well as approximately $3.8 million for the installation of new point-of-sale registers and software in the Company's stores.


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

          The Year 2000 plan also focuses on the Company's IT hardware where date sensitive embedded technology could create the need for upgrades. In August and September of 1997 the Company's main computer platform, two IBM AS 400's, were upgraded from CISC technology to Year 2000 compliant RISC technology. In addition, all personal computers have been checked for compliance. Approximately 75% of all personal computers currently comply, with the remainder to be upgraded before the end of 1999. The Company's network server was upgraded in late 1997 and is fully compliant. Other hardware, including Telxon hand held radio frequency devices, cash registers, modems, routers and other IT communications devices are either Year 2000 compliant, or are in the process of being upgraded. There are no other internal software or hardware issues to the best of the

Company's knowledge and the Company fully expects to have all systems compliant prior to the end of 1999.

Non-IT Systems

          Non-IT systems may contain date sensitive embedded technology requiring Year 2000 upgrades. Examples of this technology include security equipment such as access and alarm systems, as well as telephone equipment. The Company is not a product manufacturer; therefore, the embedded chip issue relates to equipment used by the Company in its internal facilities. The Company expects to complete assessment of its non-IT systems by the end of the second quarter of 1999.

          The Company has contacted each of its major suppliers and vendors prior to the end of 1998 to request written certification regarding their Year 2000 compliance. Approximately 25% of suppliers and vendors have responded to the Company's requests to date. The Company will continue follow-up mailings throughout 1999 but cannot guarantee full supplier and vendor compliance by year-end.

Costs

          The total cost associated with required modifications for Year 2000 compliance is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is approximately $0.5 million, plus an additional $6.5 million in replacement costs for projects that are not Year 2000 related but have some Year 2000 remediation benefits. The total amount expended through April 4, 1999, was approximately $0.3 million directly related to Year 2000 remediation and $2.7 million for projects which are not Year 2000 related but have some Year 2000 remediation benefits. The estimated future cost of completing the Year 2000 effort is estimated to be approximately $0.2 million. The Year 2000 effort is funded primarily from the existing IT budget and has not forced the deferral or cancellation of any budgeted IT projects.

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

          Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".



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



QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit No.                  Description
                -----------                  -----------
                  27                         Financial Data Schedule



           (b)  Reports on Form 8-K

                None.

                --------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BIG 5 CORP.
                                   A DELAWARE CORPORATION








Date: 5/18/99                      By:  /S/ STEVEN G. MILLER
                                      ------------------------------------------
                                   Steven G. Miller
                                   President and
                                   Chief Operating Officer






Date: 5/18/99                      By:  /S/ CHARLES P. KIRK
                                      ------------------------------------------
                                   Charles P. Kirk
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)