Form 10-Q
period 1999-07-04
BIG 5 CORP /CA/
filed 1999-08-17
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1999

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

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at August 17, 1999.

                                   BIG 5 CORP.

                                      INDEX

                                                                             Page No.
                                                                             --------
Title Page                                                                       1

Index                                                                            2

PART I - FINANCIAL INFORMATION

    Item 1.    Condensed Financial Statements (Unaudited)

               Condensed Balance Sheets - July 4, 1999 and
               January 3, 1999                                                   3

               Condensed Statements of Operations -
               Three months and six months ended July 4, 1999 and
               June 28, 1998                                                     4

               Condensed Statements of Cash Flows -
               Six months ended July 4, 1999 and
               June 28, 1998                                                     5

               Notes to Condensed Financial Statements                           6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               7-15

     Item 3.   Market Risk Disclosure                                            16


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                                 17

     Item 2.   Changes in Securities                                             17

     Item 3.   Defaults Upon Senior Securities                                   17

     Item 4.   Submission of Matters to a Vote of
                  Security-Holders                                               17

     Item 5.   Other Information                                                 17

     Item 6.   Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                       18

                                   BIG 5 CORP.

                            Condensed Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            July 4,             January 3,
                                                                             1999                  1999
                                                                         ------------          ------------
Assets

Current assets:
   Cash and cash equivalents                                             $         --          $         --
   Trade and other receivables, net of allowance for doubtful
      accounts of $227 and $201, respectively                                   3,445                 6,347
   Merchandise inventories                                                    164,504               147,296
   Prepaid expenses                                                             1,689                 1,336
                                                                         ------------          ------------

                    Total current assets                                      169,638               154,979
                                                                         ------------          ------------

Property and equipment:


   Land                                                                           186                   186
   Buildings and improvements                                                  20,466                18,910
   Furniture and equipment                                                     40,328                37,870
   Less accumulated depreciation and amortization                             (30,068)              (27,428)
                                                                         ------------          ------------

                    Net property and equipment                                 30,912                29,538
                                                                         ------------          ------------


Deferred income taxes, net                                                      6,158                 6,158
Leasehold interest, net of accumulated amortization of
   $16,714 and $15,669 respectively                                            12,020                12,793
Other assets, at cost, less accumulated
   amortization of  $1,398 and $995, respectively                              10,201                 8,773
Goodwill, less accumulated amortization of $1,495
   and $1,371, respectively                                                     5,050                 5,174
                                                                         ------------          ------------
                                                                         $    233,979          $    217,415
                                                                         ============          ============


                                                                   July 4,              January 3,
                                                                    1999                  1999
                                                                ------------          ------------
Liabilities and Stockholder's Deficit

Current liabilities:

     Accounts payable                                           $     63,994          $     56,096
     Accrued expenses                                                 27,605                31,258
                                                                ------------          ------------

                    Total current liabilities                         91,599                87,354
                                                                ------------          ------------




Deferred rent                                                          6,913                 6,586
Long-term debt                                                       161,010               151,352
                                                                ------------          ------------

                     Total liabilities                               259,522               245,292
                                                                ------------          ------------




Commitments and contingencies


Stockholder's deficit:

    Common stock, $.01 par value.  Authorized 3,000
      shares; issued and outstanding 1,000 shares                         --                    --
    Additional paid-in capital                                        39,281                39,281
    Accumulated deficit                                              (64,824)              (67,158)
                                                                ------------          ------------

                    Total stockholder's deficit                      (25,543)              (27,877)
                                                                ------------          ------------
                                                                $    233,979          $    217,415
                                                                ============          ============


See accompanying notes to condensed financial statements

                                   BIG 5 CORP.


                       Condensed Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)


                                                    Three Months Ended                      Six Months Ended
                                             --------------------------------        --------------------------------
                                             July 4, 1999       June 28, 1998        July 4, 1999       June 28, 1998
                                             ------------       -------------        ------------       -------------
Net sales                                    $    125,579        $    118,125        $    242,676             228,214
Cost of goods sold, buying and
    occupancy                                      81,722              76,992             160,550             151,757
                                             ------------        ------------        ------------        ------------

Gross profit                                       43,857              41,133              82,126              76,457
                                             ------------        ------------        ------------        ------------

Operating expenses:
    Selling and administration                     32,700              29,616              64,406              58,925
    Depreciation and amortization                   2,335               2,066               4,715               4,133
                                             ------------        ------------        ------------        ------------

      Total operating expenses                     35,035              31,682              69,121              63,058
                                             ------------        ------------        ------------        ------------

Operating income                                    8,822               9,451              13,005              13,399

Interest expense, net                               4,507               4,785               9,049               9,661
                                             ------------        ------------        ------------        ------------

    Income before income taxes                      4,315               4,666               3,956               3,738

Income taxes                                        1,769               1,913               1,622               1,533
                                             ------------        ------------        ------------        ------------

                      Net income             $      2,546        $      2,753        $      2,334        $      2,205
                                             ============        ============        ============        ============


See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                        Condensed Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                             Six Months Ended
                                                                                      ---------------------------------
                                                                                      July 4, 1999        June 28, 1998
                                                                                      ------------        -------------
Cash flows from operating activities:
  Net income                                                                          $      2,334         $      2,205
  Adjustments to reconcile net income to net cash
    provided/(used) by operating activities:
        Depreciation and amortization                                                        4,715                4,133
        Amortization of deferred finance charge and discounts                                  136                  474
        Change in assets and liabilities:
          Merchandise inventories                                                          (17,208)              (8,478)
          Trade accounts receivable, net                                                     2,902                3,189
          Prepaid expenses and other assets                                                   (574)                  96
          Accounts payable                                                                   9,639                7,600
          Accrued expenses                                                                  (3,653)              (3,147)
                                                                                      ------------         ------------

                Net cash provided/(used) by operating activities                            (1,709)               6,072
                                                                                      ------------         ------------

Cash flows from investing activities:
  Purchases of property and equipment                                                       (4,828)              (3,131)
  Purchase of long-term investments                                                         (1,363)                  --
                                                                                      ------------         ------------

                 Net cash used in investing activities                                      (6,191)              (3,131)
                                                                                      ------------         ------------

Cash flows from financing activities:
     Net (payment)/borrowings under revolving credit facilities, and other                   7,900               (3,248)
     Dividends paid to Parent                                                                   --                  (27)
                                                                                      ------------         ------------

                Net cash provided by (used in) financing activities                          7,900               (3,275)
                                                                                      ------------         ------------

                Net increase/(decrease) in cash and cash equivalents                             0                 (334)

 Cash and cash equivalents at beginning of period                                                0                1,364
                                                                                      ------------         ------------

 Cash and cash equivalents at end of period                                           $          0         $      1,030
                                                                                      ============         ============


See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.


                Notes to Unaudited Condensed Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. Big 5 Corp. ("the Company") operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 223 stores at July 4, 1999 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah and Idaho.

2. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position, results of operations and cash flows as of and for the period ended July 4, 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

3. These unaudited condensed financial statements should be read in conjunction with the Company's 1998 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

4.  Summary of Significant Accounting Policies

    Certain prior year balances in the accompanying condensed financial statements have been reclassified to conform to current year presentation.

    In March 1998, the AICPA Accounting Standard Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires capitalization of certain costs related to computer software developed or obtained for internal use. The Company has adopted SOP 98-1 in fiscal 1999 without a material impact on its financial position or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)


RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.


THREE MONTHS ENDED JULY 4, 1999 VERSUS THREE MONTHS ENDED JUNE 28, 1998

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                                     Three Months Ended
                                             --------------------------------------------------------------------
                                                     July 4, 1999                          June 28, 1998
                                             ------------------------------        ------------------------------
Net sales                                    $  125,579               100.0%       $  118,125               100.0%
Cost of goods sold, buying and
      occupancy                                  81,722                65.1            76,992                65.2
                                             ----------          ----------        ----------          ----------
Gross profit                                     43,857                34.9            41,133                34.8
                                             ----------          ----------        ----------          ----------

Operating expenses:
      Selling and administrative                 32,700                26.0            29,616                25.1
      Depreciation and amortization               2,335                 1.9             2,066                 1.7
                                             ----------          ----------        ----------          ----------
          Total operating expense                35,035                27.9            31,682                26.8
                                             ----------          ----------        ----------          ----------

          Operating income                        8,822                 7.0             9,451                 8.0
Interest expense, net                             4,507                 3.6             4,785                 4.1
                                             ----------          ----------        ----------          ----------
          Net income before
             income taxes                         4,315                 3.4             4,666                 4.0

Income taxes                                      1,769                 1.4             1,913                 1.6
                                             ----------          ----------        ----------          ----------

          Net income                         $    2,546                 2.0%       $    2,753                 2.3%
                                             ==========          ==========        ==========          ==========

          EBITDA (a)                         $   11,157                 8.9%       $   11,517                 9.7%
                                             ==========          ==========        ==========          ==========

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

1.  Net Sales

    Net sales increased 6.3% (or $7.5 million) from $118.1 million reported for the three months ended June 28, 1998 to $125.6 million for the three months ended July 4, 1999. Same store sales, or sales for stores open throughout the quarter in 1999 and 1998, increased 1.1%, representing the fourteenth consecutive quarter of same store sales increases. Sales attributable to an increase in store count from 209 at June 28, 1998 to 223 at July 4, 1999 constituted the remainder of the 6.3% sales increase for the quarter.

2.  Gross Profit

    Gross profit increased 6.6% (or $2.7 million) from $41.1 million for the three months ended June 28, 1998 to $43.9 million for the three months ended July 4, 1999, from increased sales and improved product margins. Gross profit margin increased from 34.8% for the three months in 1998 to 34.9% for the comparable period this year. The improvement for the three months ended July 4, 1999 was due to positive comparisons in many of the Company's product categories.

3.  Operating Expenses

    Selling and administrative expenses increased 10.4% (or $3.1 million) from $29.6 million for the three months ended June 28, 1998 to $32.7 million for the three months ended July 4, 1999, reflecting the increased stores as well as planned increases in advertising during the quarter. As a percentage of sales, selling and administrative expenses increased from 25.1% in 1998 to 26.0% in 1999.

    Depreciation and amortization increased 13.1% (or $0.3 million) from $2.1 million for the prior year period to $2.3 million for the three months ended July 4, 1999. The increase is primarily from depreciation and amortization from more stores as well as costs for the Company's new point-of-sale hardware and related software (see Liquidity and Capital Resources).

4.  Interest Expense, Net

    Interest expense, net decreased 5.8% (or $0.3 million) from $4.8 million for the prior year period to $4.5 million for the three months ended July 4, 1999. Lower than average borrowings under the CIT Credit Facility (see Liquidity and Capital Resources) during the second quarter of 1999 versus the same period last year caused the decrease. Borrowings under the CIT Credit Facility were $30.5 million at July 4, 1999 compared to $40.0 million at June 28, 1998.

5.  Income Taxes

    Income tax expense decreased from $1.9 million for the prior year period to $1.8 million for the three months ended July 4, 1999. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.  Net Income

    Net income for the three months ended July 4, 1999 decreased 7.5% (or $0.2 million) from $2.8 million for the three months ended June 28, 1998 to $2.5 million for the three months ended July 4, 1999 due to the factors discussed above.

7.  Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

    EBITDA decreased 3.1% (or $0.4 million) from $11.5 million for the three months ended June 28, 1998 to $11.2 million for the three months ended July 4, 1999 due to the factors discussed above.


SIX MONTHS ENDED JULY 4, 1999 VERSUS SIX MONTHS ENDED JUNE 28, 1998

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


                                                                 Six Months Ended
                                           --------------------------------------------------------------
                                                  July 4, 1999                     June 28, 1998
                                           ----------------------------      ----------------------------
Net sales                                  $  242,676             100.0%     $  228,214             100.0%
Cost of goods sold, buying and
      occupancy                               160,550              66.2         151,757              66.5
                                           ----------        ----------      ----------        ----------
Gross profit                                   82,126              33.8          76,457              33.5
                                           ----------        ----------      ----------        ----------

Operating expenses:
      Selling and administration               64,406              26.5          58,925              25.8
      Depreciation and amortization             4,715               1.9           4,133               1.8
                                           ----------        ----------      ----------        ----------
          Total operating expense              69,121              28.4          63,058              27.6
                                           ----------        ----------      ----------        ----------

         Operating income                      13,005               5.4          13,399               5.9
Interest expense, net                           9,049               3.7           9,661               4.2
                                           ----------        ----------      ----------        ----------
         Net income before income taxes         3,956               1.7           3,738               1.7

Income taxes                                    1,622               0.7           1,533               0.7
                                           ----------        ----------      ----------        ----------

Net income                                 $    2,334               1.0%     $    2,205               1.0%
                                           ==========        ==========      ==========        ==========

EBITDA (a)                                 $   17,720               7.3%     $   17,532               7.7%
                                           ==========        ==========      ==========        ==========

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

1.  Net Sales

    Net sales increased 6.3% (or $14.5 million) from $228.2 million reported for the six months ended June 28, 1998 to $242.7 million for the six months ended July 4, 1999. Same store sales, or sales for stores open throughout the six months in 1999 and 1998, increased 0.9% compared with the same period last year. Sales attributable to an increase in store count from 209 at June 28, 1998 to 223 at July 4, 1999 constituted the remainder of the 6.3% sales increase.

2.  Gross Profit

    Gross profit increased 7.4% (or $5.7 million) from $76.5 million for the six months ended June 28, 1998 to $82.1 million for the six months ended July 4, 1999, reflecting the increased sales discussed above and improved product margins. Gross profit margin increased from 33.5% for the first six months in 1998 to 33.8% for the comparable period this year. The improvement in gross profit margin for the six months ended July 4, 1999 was due to positive comparisons in many of the Company's product categories.

3.  Operating Expenses

    Selling and administrative expenses increased 9.3% (or $5.5 million) from $58.9 million for the six months ended June 28, 1998 to $64.4 million for the six months ended July 4, 1999. This increase resulted primarily from an increase in the Company's store base from 209 stores last year to 223 at July 4, 1999 as well as planned increases in advertising expenditures during the six month period. When measured as a percentage of sales, selling and administrative expenses increased from 25.8% in 1998 to 26.5% in 1999.

    Depreciation and amortization increased 14.1% (or $0.6 million) from $4.1 million for the prior year period to $4.7 million for the six months ended July 4, 1999. The increase resulted from depreciation and amortization on more stores as well as costs for the Company's new point-of-sale hardware and related software (see Liquidity and Capital Resources).

4.  Interest Expense, Net

    Interest expense, net decreased 6.3% (or $0.6 million) from $9.7 million for the prior year period to $9.0 million for the six months ended July 4, 1999. Lower than average borrowings under the CIT Credit Facility (see Liquidity and Capital Resources) during the second quarter of 1999 versus the same period last year caused the decrease. Borrowings under the CIT Credit Facility were $30.5 million at July 4, 1999 compared to $40.0 million at June 28, 1998.

5.  Income Taxes

    Income tax expense was $1.6 million for the six months ended July 4, 1999 versus $1.5 million for the same period last year. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.  Net Income

    Net income for the six months ended July 4, 1999 increased $0.1 million from $2.2 million for the six months ended June 28, 1998 to $2.3 million for the six months ended July 4, 1999. This improvement reflects the positive sales and margin results and lower interest expense achieved during the six months ended July 4, 1999.

7.  Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

    EBITDA increased 1.1% (or $0.2 million) from $17.5 million for the six months ended June 28, 1998 to $17.7 million for the six months ended July 4, 1999. This improvement reflects the positive sales and margin results achieved during the six months ended July 4, 1999.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of July 4, 1999 was approximately $155.0 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes. Available borrowings on the CIT Credit Facility amounted to $67.2 million at July 4, 1999.

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

        Net cash provided by/(used in) operating activities changed from net cash provided of $6.1 million for the 26 weeks ended June 28, 1998 to net cash used in operating activities of $1.7 million for the 26 weeks ended July 4, 1999, primarily reflecting normalization of working capital seasonal trends following the Company's Recapitalization.

        Net cash used in investing activities increased from $3.1 million for the six months ended June 28, 1998 to $6.2 million for the six months ended July 4, 1999. Capital expenditures increased from $3.1 million for the six months ended June 28,1998 to $4.8 million for the six months ended July 4, 1999. Management expects capital expenditures for the current fiscal year will range from $10 to $11 million and will be used primarily to fund the opening of approximately 15 new stores (of which 4 have already been opened), as well as approximately $3.8 million for the installation of new point-of-sale registers and software in the Company's stores (of which $0.9 million has been expended to-date). The Company purchased $1.4 million accreted value of Big 5 Holdings Corp. (the parent corporation of the Company) Senior Discount Notes during the six months ended July 4, 1999. Subsequent to July 4, 1999, the Company repurchased $15.0 million face value of the Company's Senior Notes with borrowings under the CIT Credit Facility.

        Net cash provided by/(used in) financing activities changed from net cash used in financing activities of $3.3 million last year to net cash provided of $7.9 million for the six months ended July 4, 1999. As of July 4, 1999, the Company had borrowings of $30.5 million and letter of credit commitments of $3.7 million outstanding under the CIT Credit Facility compared to $40.0 million and $5.3 million, respectively as of June 28, 1998, with no cash and cash equivalents at July 4, 1999 compared to $1.0 million at June 28, 1998.

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


IMPACT OF ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, (Accounting for Derivative Instruments and Hedging Activities) effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. Management has determined that the accounting and disclosure requirements from this statement will not impact the financial statements of the Company.


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

General

        In 1997, the Company began to develop a program to coordinate changes to computer and non-computer systems in order to achieve a Year 2000 date conversion without disruption to the Company's operations. The Year 2000 effort, which includes the implementation of previously planned business critical systems and specific Year 2000 projects, is on track. The Company's applications that were not Year 2000 compliant have been replaced by upgrades to existing systems and, as described below, are currently being tested for Year 2000 compliance.

        The Company's computer hardware platform is an IBM AS/400 system upon which all of the Company's business critical software systems reside. Subsequent to July 4, 1999 the Company began a complete test of these software systems by rolling the calendar forward to January 2000 on a separate IBM AS/400 used by the Company for testing new systems. The Company expects this testing to be completed during the third quarter.

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

IT Systems

        During 1997, the Company began a study to determine the scope of its Year 2000 exposure. Since the Company relies on outside software vendors for all of its merchandise distribution and financial systems, the Company's first efforts were to gain assurance that all systems were either compliant or upgradable to a Year 2000 compliant version. After completion of its study in March 1998, the Company found that all of its systems either were compliant, or could be compliant with an upgrade to existing software. Certain of these outside software systems have customized add-on features created by the Company's IT department. Therefore, the Company redeployed one full-time programmer to the Year 2000 project to update software code that was customized by the Company and added on to its outside software systems to make these custom changes compliant. These changes have been completed and the Company is currently testing all of its systems including these changes for the Year 2000. This testing is expected to be completed during the third quarter.

        The Year 2000 plan also focuses on the Company's IT hardware where date sensitive embedded technology could create the need for upgrades. In August and September of 1997 the Company's main computer platform, two IBM AS 400's, were upgraded from CISC technology to Year 2000 compliant RISC technology. In addition, all personal computers have been checked for compliance. Approximately 80% of all personal computers currently comply, with the remainder to be upgraded before the end of 1999. The Company's network server was upgraded in late 1997 and is fully compliant. Other hardware, including Telxon hand held radio frequency devices, cash registers, modems, routers and other IT communications devices are either Year 2000 compliant, or are in the process of being upgraded. There are no other internal software or hardware issues to the best of the Company's knowledge and the Company fully expects to have all systems compliant prior to the end of 1999.

Non-IT Systems

        Non-IT systems may contain date sensitive embedded technology requiring Year 2000 upgrades. Examples of this technology include security equipment such as access and alarm systems, as well as telephone equipment. The Company is not a product manufacturer; therefore, the embedded chip issue relates to equipment used by the Company in its internal facilities. The Company has completed assessment of its non-IT systems and does not expect disruptions related to non-IT systems although no assurances can be made.

        The Company has contacted each of its major suppliers and vendors prior to the end of 1998 to request written certification regarding their Year 2000 compliance. Approximately 25% of suppliers and vendors have responded to the Company's requests to date. The Company will continue follow-up mailings throughout 1999 but cannot guarantee full supplier and vendor compliance by year-end.

Costs

        The total cost associated with required modifications for Year 2000 compliance is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is approximately $0.5 million, plus an additional $6.5 million in replacement costs for projects that are not Year 2000 related but have some Year 2000 remediation benefits. The total amount expended through July 4, 1999, was approximately $0.5 million directly related to Year 2000 remediation and $3.1 million for projects which are not Year 2000 related but have some Year 2000 remediation benefits. The Year 2000 effort is funded primarily from the existing IT budget and has not forced the deferral or cancellation of any budgeted IT projects.

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

SEASONALITY

        The Company's business is seasonal in nature. As a result, the Company's results of operations are likely to vary during its fiscal year. Historically, revenues and income are highest during fourth quarters, due to industry wide holiday retail sales trends. The fourth quarter contributed 27.8% in 1998 and 26.9% in 1997 of fiscal year net sales and 32.9% in 1998 and 33.7% in 1997 of fiscal year EBITDA. Any decrease in sales for such period could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.


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



                                   BIG 5 CORP.
                                   A DELAWARE CORPORATION






Date: 8/17/99                     By: /S/ STEVEN G. MILLER
                                  ----------------------------------------------
                                  Steven G. Miller
                                  President and
                                  Chief Operating Officer







Date: 8/17/99                     By: /S/ CHARLES P. KIRK
                                  ----------------------------------------------
                                  Charles P. Kirk
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)