Form 10-Q
period 1999-10-03
BIG 5 CORP /CA/
filed 1999-11-17
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended October 3, 1999

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


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at November 17, 1999.

                                   BIG 5 CORP.


                                      INDEX


                                                                                  Page No.
                                                                                  --------

Title Page                                                                              1

Index                                                                                   2

PART I -- FINANCIAL INFORMATION

    Item 1.    Condensed Financial Statements (Unaudited)

               Condensed Balance Sheets -- October 3, 1999 and January 3, 1999          3

               Condensed Statements of Operations -- Three months and nine months
               ended October 3, 1999 and September 27, 1998                             4

               Condensed Statements of Cash Flows -- Nine months ended October 3,
               1999 and nine months ended September 27, 1998                            5

               Notes to Condensed Financial Statements                                  6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 7-17

     Item 3.   Market Risk Disclosure                                                  17


PART II -- OTHER INFORMATION

     Item 1.   Legal Proceedings                                                       18

     Item 2.   Changes in Securities                                                   18

     Item 3.   Defaults Upon Senior Securities                                         18

     Item 4.   Submission of Matters to a Vote of Security-Holders                     18

     Item 5.   Other Information                                                       18

     Item 6.   Exhibits and Reports on Form 8-K                                        18


SIGNATURES                                                                             19

                                   BIG 5 CORP.

                            Condensed Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                               October 3,     January 3,
                                                                  1999           1999
                                                               ----------     ----------
Assets

Current assets:
   Cash and cash equivalents                                    $     --       $     --
   Trade and other receivables, net of allowance
      for doubtful accounts of $190 and $201, respectively         2,551          6,347
   Merchandise inventories                                       162,857        147,296
   Prepaid expenses                                                1,595          1,336
                                                                --------       --------
                    Total current assets                         167,003        154,979
                                                                --------       --------
Property and equipment:
   Land                                                              186            186
   Buildings and improvements                                     22,031         18,910
   Furniture and equipment                                        41,972         37,870
   Less accumulated depreciation and amortization                (31,814)       (27,428)
                                                                --------       --------
                    Net property and equipment                    32,375         29,538
                                                                --------       --------
Deferred income taxes, net                                         6,158          6,158
Leasehold interest, net of accumulated amortization of
   $17,158 and $15,669 respectively                               11,576         12,793
Other assets, at cost, less accumulated
   amortization of $2,072 and $995, respectively                   9,811          8,773
Goodwill, less accumulated amortization of $1,556
   and $1,371, respectively                                        4,988          5,174
                                                                --------       --------
                                                                $231,911       $217,415
                                                                ========       ========
Liabilities and Stockholder's Deficit

Current liabilities:
     Accounts payable                                           $ 61,516       $ 56,096
     Accrued expenses                                             32,439         31,258
                                                                --------       --------
                    Total current liabilities                     93,955         87,354

Deferred rent                                                      7,041          6,586
Long-term debt                                                   155,278        151,352
                                                                --------       --------
                    Total liabilities                            256,274        245,292
                                                                --------       --------
Commitments and contingencies

Stockholder's deficit:

    Common stock, $.01 par value.  Authorized 3,000 shares;
      issued and outstanding 1,000 shares                             --             --
    Additional paid-in capital                                    39,281         39,281
    Accumulated deficit                                          (63,644)       (67,158)
                                                                --------       --------
                    Total stockholder's deficit                  (24,363)       (27,877)
                                                                --------       --------
                                                                $231,911       $217,415
                                                                ========       ========

See accompanying notes to condensed financial statements

                                   BIG 5 CORP.

                       Condensed Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Three Months Ended                        Nine Months Ended
                                               -------------------------------------    -------------------------------------
                                               October 3, 1999    September 27, 1998    October 3, 1999    September 27, 1998
                                               ---------------    ------------------    ---------------    ------------------
Net sales                                             $131,440              $126,647           $374,116              $354,861
Cost of goods sold, buying and
    occupancy                                           88,400                86,598            248,950               238,354
                                                     ---------             ---------          ---------             ---------

Gross profit                                            43,040                40,049            125,166               116,507
                                                     ---------             ---------          ---------             ---------

Operating expenses:
    Selling and administration                          33,730                31,042             98,136                89,967
    Depreciation and amortization                        2,386                 2,104              7,101                 6,237
                                                     ---------             ---------          ---------             ---------

      Total operating expenses                          36,116                33,146            105,237                96,204
                                                     ---------             ---------          ---------             ---------

Operating income                                         6,924                 6,903             19,929                20,303

Interest expense, net                                    4,339                 4,624             13,388                14,285

                                                     ---------             ---------          ---------             ---------

    Income before income taxes                           2,585                 2,279              6,541                 6,018

Income taxes                                             1,059                   934              2,681                 2,467
                                                     ---------             ---------          ---------             ---------

    Income before extraordinary loss                     1,526                 1,345              3,860                 3,551

Extraordinary loss from early extinguishment
     of debt, net of income tax benefit                   (346)                   --               (346)                   --
                                                     ---------             ---------          ---------             ---------

           Net income                                   $1,180                $1,345             $3,514                $3,551
                                                     =========             =========          =========             =========

See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                        Condensed Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                              --------------------------------------------
                                                                               October 3, 1999         September 27, 1998
                                                                              -----------------       --------------------
Cash flows from operating activities:
  Net income                                                                            $3,514                     $3,551
  Adjustments to reconcile net income to net cash
    provided/(used) by operating activities:
        Depreciation and amortization                                                    7,101                      6,237
        Amortization of deferred finance charge and discounts                               67                        717
        Extraordinary loss from early extinguishment of debt                               586                        --
        Change in assets and liabilities:
          Merchandise inventories                                                      (15,561)                    (3,483)
          Trade accounts receivable, net                                                 3,796                      4,181
          Prepaid expenses and other assets                                               (584)                       (37)
          Accounts payable                                                               3,076                     12,658
          Accrued expenses                                                               1,154                      2,774
                                                                                      --------                   --------
                Net cash provided by operating activities                                3,149                     26,598
                                                                                      --------                   --------
Cash flows from investing activities:
  Purchases of property and equipment                                                   (8,037)                    (4,986)
  Purchase of long-term investments                                                     (1,363)                       --
                                                                                      --------                   --------
                 Net cash used in investing activities                                  (9,400)                    (4,986)
                                                                                      --------                   --------
Cash flows from financing activities:
     Net (payment)/borrowings under revolving credit facilities, and other              21,190                    (22,187)
     Repurchase Senior Notes                                                           (14,939)                       --
                                                                                      --------                   --------
                Net cash provided by (used in) financing activities                      6,251                    (22,187)
                                                                                      --------                   --------
                Net increase/(decrease) in cash and cash equivalents                         0                       (575)
 Cash and cash equivalents at beginning of period                                            0                      1,364
                                                                                      --------                   --------
 Cash and cash equivalents at end of period                                                 $0                       $789
                                                                                      ========                   ========

See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                Notes to Unaudited Condensed Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. Big 5 Corp. ("the Company") operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 225 stores at October 3, 1999 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah and Idaho.

2. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position, results of operations and cash flows as of and for the periods ended October 3, 1999, January 3, 1999 and September 27, 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

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

5. During the third quarter of the current year, the Company repurchased and retired $15 million face value of the Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"). Recognition of deferred costs related to the Senior Notes resulted in an extraordinary loss of $0.3 million, net of related income taxes of $0.2 million. Subsequent to October 3, 1999, the Company repurchased and retired an additional $2.0 million face value of the Company's Senior Notes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)


RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.


THREE MONTHS ENDED OCTOBER 3, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 27, 1998

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                          Three Months Ended
                                         ---------------------------------------------------
                                              October 3, 1999           September 27, 1998
                                         ------------------------     ----------------------
Net sales                                $ 131,440         100.0%     $ 126,647        100.0%
Cost of goods sold, buying and
      occupancy                             88,400          67.3         86,598         68.4
                                         ---------         -----      ---------        -----
Gross profit                                43,040          32.7         40,049         31.6
                                         ---------         -----      ---------        -----
Operating expenses:
      Selling and administrative            33,730          25.7         31,042         24.5
      Depreciation and amortization          2,386           1.8          2,104          1.7
                                         ---------         -----      ---------        -----
          Total operating expense           36,116          27.5         33,146         26.2
                                         ---------         -----      ---------        -----
          Operating income                   6,924           5.3          6,903          5.5

Interest expense, net                        4,339           3.3          4,624          3.7
                                         ---------         -----      ---------        -----
          Income before
             income taxes                    2,585           2.0          2,279          1.8

Income taxes                                 1,059           0.8            934          0.7
                                         ---------         -----      ---------        -----
          Income before
             extraordinary loss              1,526           1.2          1,345          1.1

Extraordinary loss from early
        extinguishment of debt, net
        of income tax benefit                 (346)         (0.3)            --          0.0
                                         ---------         -----      ---------        -----
          Net income                     $   1,180           0.9%     $   1,345          1.1%
                                         =========         =====      =========        =====
          EBITDA (a)                     $   9,310           7.1%     $   9,007          7.1%
                                         =========         =====      =========        =====

(a) EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999), and where relevant to the period referenced, extraordinary loss from early extinguishment of debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.


1.   Net Sales

     Net sales increased 3.8% (or $4.8 million) from $126.6 million reported for the three months ended September 27, 1998 to $131.4 million for the three months ended October 3, 1999. Same store sales, or sales for stores open throughout the quarter in 1999 and 1998, increased 2.9%, representing the fifteenth consecutive quarter of positive same store comparisons. Sales attributable to an increase in store count from 213 at September 27, 1998 to 225 at October 3, 1999 represented a 3.5% sales increase for the quarter. These increases were partially offset by the timing of the quarter, which began and ended one week later this year versus last year resulting in one less week of higher volume summer season sales in this year's three month period. On a comparable week basis net sales would have increased 6.4% rather than the reported 3.8%, from $123.5 million for the three months ended October 4, 1998 (adjusted date for comparison) to the $131.4 million reported for the three months ended October 3, 1999.

2.   Gross Profit

     Gross profit increased 7.5% (or $3.0 million) from $40.0 million for the three months ended September 27, 1998 to $43.0 million for the three months ended October 3, 1999, reflecting increased sales and improved product margins. Gross profit margin increased from 31.6% of sales for the three months in 1998 to 32.7% of sales for the three months in 1999. The improvement for the three months ended October 3, 1999 was due to positive comparisons in many of the Company's product categories.

3.   Operating Expenses

     Selling and administrative expenses increased 8.7% (or $2.7 million) from $31.0 million for the three months ended September 27, 1998 to $33.7 million for the three months ended October 3, 1999, primarily reflecting the increase in the Company's store count between periods. As a percentage of sales, selling and administrative expenses increased from 24.5% of sales for the 1998 period to 25.7% of sales in the 1999 period. The majority of this increase, or approximately 0.6%, results from the impact on sales of the one week difference in quarter ends between years (see "Net Sales" above).

     Depreciation and amortization increased 13.4% (or $0.3 million) from $2.1 million for the three months ended September 27, 1998 to $2.4 million for the three months ended October 3, 1999. The increase is primarily from depreciation and amortization from more stores as well as costs for the Company's new point-of-sale hardware and related software (see "Liquidity and Capital Resources").

4.   Interest Expense, Net

     Interest expense, net decreased 6.2% (or $0.3 million) from $4.6 million for the prior year period to $4.3 million for the three months ended October 3, 1999. The decrease is primarily due to lower average debt balances during the third quarter of 1999 versus the same period last year. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

5.   Income Taxes

     Income tax expense increased from $0.9 million for the prior year period to $1.1 million for the three months ended October 3, 1999. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.   Extraordinary Loss from Early Extinguishment of Debt

     There was an extraordinary loss of $0.3 million, net of taxes, for the three months ended October 3, 1999, in connection with the repurchase of $15 million face value of the Company's previously outstanding Senior Notes. Recognition of deferred costs related to the Senior Notes resulted in an extraordinary loss of $0.3 million, net of related income taxes of $0.2 million. There was no such extraordinary loss for the same period last year.

7.   Net Income

     Net income for the three months ended October 3, 1999 decreased 12.3% (or $0.1 million) from $1.3 million for the three months ended September 27, 1998 to $1.2 million for the three months ended October 3, 1999 due to the factors discussed above.

8.   Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

     EBITDA increased 3.4% (or $0.3 million) from $9.0 million for the three months ended September 27, 1998 to $9.3 million for the three months ended October 3, 1999. This improvement reflects the positive operating results achieved during the three months ended October 3, 1999 compared to the three months ended September 27, 1998.

NINE MONTHS ENDED OCTOBER 3, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 27, 1998

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                          Nine Months Ended
                                         ---------------------------------------------------
                                             October 3, 1999            September 27, 1998
                                         ------------------------     ----------------------
Net sales                                $ 374,116         100.0%     $ 354,861        100.0%
Cost of goods sold, buying and
      occupancy                            248,950          66.5        238,354         67.2
                                         ---------         -----      ---------        -----
Gross profit                               125,166          33.5        116,507         32.8
                                         ---------         -----      ---------        -----

Operating expenses:
      Selling and administration            98,136          26.2         89,967         25.4
      Depreciation and amortization          7,101           1.9          6,237          1.8
                                         ---------         -----      ---------        -----
          Total operating expense          105,237          28.1         96,204         27.2
                                         ---------         -----      ---------        -----

         Operating income                   19,929           5.3         20,303          5.7
Interest expense, net                       13,388           3.6         14,285          4.0
                                         ---------         -----      ---------        -----
         Net income before
         Income taxes                        6,541           1.7          6,018          1.7

Income taxes                                 2,681           0.7          2,467          0.7
                                         ---------         -----      ---------        -----
          Income before
             extraordinary loss              3,860           1.0          3,551          1.0

Extraordinary loss from early
        Extinguishment of debt, net
        of income tax benefit                 (346)         (0.1)            --          0.0
                                         ---------         -----      ---------        -----

Net income                               $   3,514           0.9%     $   3,551          1.0%
                                         =========         =====      =========        =====

EBITDA (a)                               $  27,030           7.2%     $  26,540          7.5%
                                         =========         =====      =========        =====

- ----------
(a) EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999), and where relevant to the period referenced, extraordinary loss from early extinguishment of debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.


1.   Net Sales

     Net sales increased 5.4% (or $19.2 million) from $354.9 million reported for the nine months ended September 27, 1998 to $374.1 million for the nine months ended October 3, 1999. Same store sales, or sales for stores open throughout the nine months in 1999 and 1998, increased 1.6% compared with the same period last year. Sales attributable to an increase in store count from 213 at September 27, 1998 to 225 at October 3, 1999 constituted the remainder of the 5.4% sales increase for the nine months. The one week difference in the timing of the respective nine month periods does not have as significant an impact on nine month comparisons as it does for quarter versus quarter comparisons (see "Net Sales -- Three Months Ended October 3, 1999 versus Three Months Ended September 27, 1998").

2.   Gross Profit

     Gross profit increased 7.4% (or $8.7 million) from $116.5 million for the nine months ended September 27, 1998 to $125.2 million for the nine months ended October 3, 1999, reflecting the increased sales discussed above and improved product margins. Gross profit margin increased from 32.8% of sales for the first nine months in 1998 to 33.5% for the comparable first nine months in 1999. The improvement in gross profit margin for the nine months ended October 3, 1999 was due to positive comparisons in many of the Company's product categories.

3.   Operating Expenses

     Selling and administrative expenses increased 9.1% (or $8.2 million) from $89.9 million for the nine months ended September 27, 1998 to $98.1 million for the nine months ended October 3, 1999. This increase resulted primarily from an increase in the Company's store base from 213 stores at September 27, 1998 to 225 at October 3, 1999, as well as planned increases in advertising expense during the nine month period. When measured as a percentage of sales, selling and administrative expenses increased from 25.4% of sales for the 1998 period to 26.2% of sales for the 1999 period primarily reflecting planned increases in advertising expenses during certain periods this year. The one week difference in the timing of the respective nine month periods does not have as significant an impact on nine month comparisons as it does for quarter versus quarter comparisons (see "Operating Expenses -- Three Months Ended October 3, 1999 versus Three Months Ended September 27, 1998").

     Depreciation and amortization expense increased 13.9% (or $0.9 million) from $6.2 million for the prior year period to $7.1 million for the nine months ended October 3, 1999. The increase is due primarily to depreciation and amortization on expenditures related to growth in the Company's store base from 213 at September 27, 1998 to 225 at October 3, 1999, as well as expenditures for the Company's new point-of-sale registers and software.

4.   Interest Expense, Net

     Interest expense, net decreased 6.3% (or $0.9 million) from $14.3 million for the prior year period to $13.4 million for the nine months ended October 3, 1999. The decrease is primarily due to lower average debt balances during the first nine months of 1999 versus the same period last year. The

     Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

5.   Income Taxes

     Income tax expense was $2.7 million for the nine months ended October 3, 1999 versus $2.5 million for the same period last year. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.   Extraordinary Loss from Early Extinguishment of Debt

     There was an extraordinary loss of $0.3 million, net of taxes, for the nine months ended October 3, 1999, in connection with the repurchase of $15 million face value of the Company's previously outstanding Senior Notes. Recognition of deferred costs related to the Senior Notes resulted in an extraordinary loss of $0.3 million, net of related income taxes of $0.2 million. There was no such extraordinary loss for the same period last year.


7.   Net Income

     Net income for the nine months ended October 3, 1999 decreased $0.1 million from net income of $3.6 million for the nine months ended September 27, 1998 to net income of $3.5 million for the nine months ended October 3, 1999 due to the factors discussed above.


8.   Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

     EBITDA increased 1.8% (or $0.5 million) from $26.5 million for the nine months ended September 27, 1998 to $27.0 million for the nine months ended October 3, 1999. This improvement reflects the positive sales and margin results achieved during the nine months ended October 3, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of October 3, 1999 was approximately $153.4 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes. Available borrowings on the CIT Credit Facility amounted to $52.6 million at October 3, 1999.

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

     In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of Series A 10 7/8% Senior Notes due 2007, requiring semi-annual interest payments. These notes were subsequently exchanged for a like aggregate principal amount of Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"), having substantially identical terms. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007. The Company repurchased $15.0 million face value of the Senior Notes during the nine months ended October 3, 1999. Subsequent to October 3, 1999, the Company repurchased an additional $2.0 million face value of Senior Notes.

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

     Net cash provided by operating activities decreased from $26.6 million for the nine months ended September 27, 1998 to $3.1 million for the nine months ended October 3, 1999, primarily reflecting normalization of working capital seasonal trends in the 1999 period. The Recapitalization had impacted those trends during the nine months ended September 27, 1998.

     Net cash used in investing activities increased from $5.0 million for the nine months ended September 27, 1998 to $9.4 million for the nine months ended October 3, 1999. The Company purchased $1.4 million accreted value of Big 5 Holdings Corp. (the parent corporation of the Company) Senior Discount Notes and repurchased $15.0 million face value of the Company's Senior Notes with borrowings under the CIT Credit Facility during the nine months ended October 3, 1999. Subsequent to October 3, 1999, the Company repurchased an additional $2.0 million face value of the Company's Senior Notes with borrowings under the CIT Credit Facility.

     Capital expenditures increased from $5.0 million for the nine months ended September 27, 1998 to $8.0 million for the nine months ended October 3, 1999. Management expects capital expenditures for the current fiscal year will approximate $10 million and will be used primarily to fund the opening of 15 new stores (of which 5 have already been opened), as well as approximately $3.0 million related to new point-of-sale registers and software for the Company's stores which will be rolled out during the first quarter of next year.

     Net cash provided by/(used in) financing activities changed from net cash used in financing activities of $22.2 million last year to net cash provided of $6.3 million for the nine months ended October 3, 1999. As of October 3, 1999, the Company had borrowings of $39.8 million and letter of credit commitments of $6.9 million outstanding under the CIT Credit Facility and Senior Notes outstanding of $115.5 million compared to borrowings of $21.1 million and letter of credit commitments of $7.8 million outstanding under the CIT Credit Facility and Senior Notes outstanding of $130.4 million as of September 27, 1998. There were no cash and cash equivalents at October 3, 1999 compared to $0.8 million at September 27, 1998.

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

General

     In 1997, the Company began to develop a program to coordinate changes to computer and non-computer systems in order to achieve a Year 2000 date conversion without disruption to the Company's operations. The Year 2000 effort, which includes the implementation of previously planned business critical systems and specific Year 2000 projects, is on track to be completed before the end of 1999, although no assurances can be given. The Company's applications that were not Year 2000 compliant have been or will be replaced by upgrades to existing systems.

     The Company's computer hardware platform is an IBM AS/400 system upon which all of the Company's business critical software systems reside. In the third quarter of 1999, the Company completed testing of these software systems by rolling the calendar forward to January 2000 on a separate IBM AS/400 used by the Company for testing new systems. These tests have been successful and the Company anticipates no significant Year 2000 issues with these systems.

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

IT Systems

During 1997, the Company began a study to determine the scope of its Year 2000 exposure. Since the Company relies on outside software vendors for all of its merchandise distribution and financial systems, the Company's first efforts were to gain assurance that all systems were either compliant or upgradable to a Year 2000 compliant version. After completion of its study in March 1998, the Company found that all of its systems either were compliant, or could be compliant with an upgrade to existing software. Certain of these outside software systems have customized add-on features created by the Company's IT department. Therefore, the Company redeployed one full-time programmer to the Year 2000 project to update software code that was customized by the Company and added on to its outside software systems to make these custom changes compliant. These changes have been completed and the Company has tested all of its systems including these changes for Year 2000 compliance. This testing was successfully completed during the third quarter and no major issues are expected into the year 2000.

The Year 2000 plan also focuses on the Company's IT hardware where date sensitive embedded technology could create the need for upgrades. In August and September of 1997 the Company's main computer platform, two IBM AS 400's, were upgraded from CISC technology to Year 2000 compliant RISC technology. In addition, all personal computers have been checked for compliance. Approximately 90% of all personal computers currently comply, with the remainder to be upgraded before the end of 1999. The Company's network server was upgraded in late 1997 and is fully compliant. Other hardware, including Telxon hand held radio frequency devices, cash registers, modems, routers and other IT communications devices are either Year 2000 compliant, or are in the process of being upgraded. There are no other internal software or hardware issues to the best of the Company's knowledge and the Company fully expects to have all systems compliant prior to the end of 1999.

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

Costs

The total cost associated with required modifications for Year 2000 compliance is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is approximately $0.6 million, plus an additional $6.5 million in replacement costs for projects that are not Year 2000 related but have some Year 2000 remediation benefits. The total amount expended through October 3, 1999, was approximately $0.6 million directly related to Year 2000 remediation and $3.9 million for projects which are not Year 2000 related but have some Year 2000 remediation benefits. The Year 2000 effort is funded primarily from the existing IT budget and has not forced the deferral or cancellation of any budgeted IT projects.

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



                                        BIG 5 CORP.,
                                        A DELAWARE CORPORATION



Date: 11/17/99                          By: /s/ STEVEN G. MILLER
                                            ------------------------------------
                                        Steven G. Miller
                                        President and
                                        Chief Operating Officer



Date: 11/17/99                          By: /s/ CHARLES P. KIRK
                                            ------------------------------------
                                        Charles P. Kirk
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)