Form 10-K405
period 2000-01-02
BIG 5 CORP /CA/
filed 2000-03-30
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 2000
                                       OR

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

                                    DELAWARE
                            (State of Incorporation)

                                   95-1854273
                      (IRS Employer Identification Number)

                         2525 EAST EL SEGUNDO BOULEVARD
                          EL SEGUNDO, CALIFORNIA 90245
                                 (310) 536-0611
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

No voting stock of the registrant is held by non-affiliates of the registrant. The registrant's voting stock is wholly owned by Big 5 Holdings Corp., a Delaware Corporation. Neither the registrant's nor Big 5 Holdings Corp.'s voting stock is publicly traded.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $.01 par value, at March 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I


ITEM 1:  BUSINESS

GENERAL

           Big 5 Corp. (the "Company" or "Big 5") is the leading sporting goods retailer in the Western United States, operating 234 stores under the "Big 5 Sporting Goods" name at January 2, 2000. The Company's core market is California, Washington and Nevada and beginning in 1993, it expanded into Arizona, Idaho, Oregon, New Mexico, Texas and Utah. Big 5 provides a full-line product offering of over 25,000 SKU's in a traditional sporting goods store format that averages 11,000 square feet. The Company's products include athletic shoes and apparel, tennis, golf, ski, snowboard, in-line skating, fitness, outdoor and team sports equipment for the competitive and recreational sporting goods customer. Big 5 offers customers attractive values on recognized brand-name merchandise at a wide variety of price points. Important brand-names offered by the Company include Nike, Reebok, Wilson, K2, Rollerblade, Coleman, Spalding, Adidas, Fila, Speedo, Easton and Columbia, among others. The Company augments its value image by emphasizing merchandise produced exclusively for the Company, and on a selective basis, opportunistic buys comprising first quality items, including overstock and close-out merchandise. These merchandise values are communicated weekly through print advertising created by the Company in order to generate store traffic and drive sales. For the twelve months ended January 2, 2000, the Company generated $514.3 million of revenue, $41.6 million of EBITDA (as defined below) and a same store sales increase of 2.0% over the prior period. Through the period ended January 2, 2000, Big 5 has enjoyed 16 consecutive quarterly increases in same store sales over the comparable prior period.

           Big 5 was founded in 1955 by Robert W. Miller, Maurie Liff and Harry Liff, with the establishment of five retail locations in Los Angeles, Burbank, Inglewood, Glendale and San Jose. The Company originally sold World War II surplus items including tents, sleeping bags, air mattresses, housewares, tools and other merchandise. Other sporting goods gradually entered the product mix and as a result, in 1963, the Company decided to become a sporting goods specialist and changed its trade name to "Big 5 Sporting Goods." In 1971, the Company was acquired by Thrifty Corporation ("Thrifty"), which was subsequently purchased by Pacific Enterprises ("PE") in 1986. Throughout these changes in ownership, management remained relatively constant and in 1992, management in conjunction with Leonard Green & Partners, LP ("LGP") bought the Company. In October 1997, Big 5 Holdings Corp., the parent corporation of the Company ("Parent"), Robert W. Miller, Steven G. Miller and Green Equity Investors, LP ("GEI") agreed to a Plan of Recapitalization and Stock Repurchase Agreement (the "Recapitalization Agreement") which resulted in existing management and employees of the Company (and members of their families) beneficially owning the majority of Parent. Several transactions (collectively referred to as the "Recapitalization") were effected pursuant to the Recapitalization Agreement, including the reincorporation of the Company in Delaware as Big 5 Corp. See "Liquidity and Capital Resources" for a detailed description of the Recapitalization.


MERCHANDISING

           Offering approximately 25,000 SKUs, the typical Company store targets the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points. The Company believes its long history of success is attributable to its adherence to a consistent merchandising strategy, the key elements of which are summarized below:

           Delivering Consistent Value to Consumers. The Company offers consistent value to consumers by offering a distinctive combination of in-line products, "special make-up" merchandise (produced exclusively for the Company under a manufacturer's brand name), private label merchandise and opportunistic buys. The Company offers this consistent value to its customers while maintaining strong margins as a result of its ability to purchase in large quantities and quickly adjust this combination of merchandise to take advantage of purchasing opportunities. Through its 44 years of operations, the Company has developed specific expertise in selling its particular mix of these products, thereby building the Company's price image, driving its weekly print advertisements and creating retail traffic.

           The Company sources its in-line branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands carried by the
Company:

      Adidas        Columbia      Hillerich & Bradsby     Prince               Shakespeare
      Bauer         Daiwa         Icon (Proform)          Rawlings             Shimano
      Brooks        Danskin       Jansport                Reebok               Spalding
      Browning      Discus        K2                      Remington            Titleist
      Bushnell      Easton        Nike                    Rollerblade          Wilson
      Casio         Fila          Nordica                 Rossignol            Winchester
      Coleman       Franklin      Pentland                Russell Athletic     Zebco


           The Company also offers a variety of private label merchandise to complement its branded product offerings. The Company's private label items include shoes, apparel, tennis rackets, binoculars, camping equipment and fishing supplies. They are sold under the labels: Fives, Court Casuals, Sport Essentials, Rugged Exposure, Hot Voltage, Golden Bear, Body Glove (licensed), Kemper (licensed), Pacifica and South Bay Golf.

           Offering a Customized Product Assortment. Through its 44 years of experience across different demographic, economic and competitive markets, the Company's management has refined its merchandising strategy to increase sales by offering a selection of goods that meets customer demands while managing inventory levels. The Company believes it provides consumers with a merchandise offering that compares favorably to its competitors, including the superstores, in terms of category selection. A goal of the Company's merchandising strategy is to offer a customized and selected assortment of products, which enables the consumer to comparison shop at a Big 5 store without being overwhelmed by a large number of different products in any one category. The Company tailors its merchandise selection and quantity on a store-by-store basis in order to satisfy each region's specific needs and buying habits.

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


EXPANSION AND STORE DEVELOPMENT

           The Company's expansion within and beyond its core market has been systematic and designed to take advantage of Big 5's name recognition and to capitalize on the Company's economical store format and distinctive merchandise mix. Throughout the Company's history, management has emphasized careful site selection and controlled growth. Over the past five fiscal years, the Company has added 64 stores (13 new stores annually on average), of which 61% were outside of the Company's core market of California, Washington and Nevada. These non-core stores have grown to 20% of the Company's store base at the end of 1999. The following table sets forth certain information regarding the Company's expansion program during the periods indicated:

                                                            New Stores
                                        --------------------------------------------
                                                   New       Core                                    No. Of Stores
      Year                              Total    Markets    Markets     Acquisitions    Closures     at Period End
      ----                              -----    -------    -------     ------------    --------     -------------
      1995 .........................     19         6         6               7           (2)             192
      1996 .........................      4         2         2               -            -              196
      1997 .........................     14         5         9               -            -              210
      1998 .........................     12         9         3               -           (1)             221
      1999 .........................     15        10         5               -           (2)             234


               The Company has identified numerous expansion opportunities to further penetrate its core market, develop recently entered markets and expand into new market areas with similar demographic, competitive and economic profiles as its existing markets. The typical Big 5 store size provides the Company with a large selection of locations for new store placement, which in turn, allows the Company to open stores conveniently located to the customer. Continuing its controlled growth strategy, the Company plans on opening approximately 15-20 stores annually over the next five years. This expansion plan is designed to take advantage of the growing economies of the Company's existing and recently entered markets and to capitalize on opportunities in fast growing new markets.

           Big 5's store format requires a low investment in fixtures and equipment (approximately $350,000), working capital (approximately $500,000, of which one-third is typically financed by vendors) and real estate (leased, "built-to-suit" locations). The Company's leases generally require the lessor, rather than the Company, to fund all or a significant portion of the capital expenditures related to new store construction and costs of improvements. The Company expects that the net cash generated from operations, together with borrowings under the CIT Credit Facility (as defined below), will enable the Company to finance the expenditures related to its planned expansion.


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

               During Fiscal 1999 the Company embarked on a project to replace the existing 10 plus year-old technology point-of-sale (POS) registers component of the COACH system with new hardware and software. The new system utilizes state of the art hardware based on a Microsoft Windows NT operating system. This enables the Company to utilize a variety of readily available Windows applications in conjunction with the JDA Win/DSS POS software that has been purchased to replace the existing POS application. Additional benefits will be improved system speed, stability and flexibility. The system will continue to utilize existing satellite communications to verify credit cards and checks and to provide corporate data exchange. To date the Company expended approximately $2.5 million on this project and expects to expend another $1.5 million to complete the project. The Company anticipates a complete rollout of the new POS systems by September of 2000.


DISTRIBUTION

               The Company maintains a 440,000 square foot leased distribution center in Fontana, California that serviced all 234 of its stores at January 2, 2000. The Fontana facility is fully integrated with the COACH management information system that provides warehousing and distribution capabilities. The COACH system enhances the Company's distribution process and aids in controlling distribution costs. Big 5 believes that its Fontana distribution facility can readily support the Company's expansion plans discussed above.

               The distribution facility was constructed in 1990 and warehouses the majority of the merchandise carried in the Company's stores. Big 5 estimates that 98% of all store merchandise is received from its distribution center. The Company distributes merchandise from the facility to its stores at least once a week, Monday through Saturday, using a fleet of 25 leased tractors, 12 leased trailers, two Company-owned tractors, 60 Company-owned trailers as well as contract carriers.

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

INDUSTRY AND COMPETITION

               Sporting goods are marketed through various retail entities, including sporting goods stores, department stores, discount retailers, specialty stores, electronic commerce and mail order. According to the National Sporting Goods Association, total U.S. retail sales of sporting goods were approximately $45.6 billion in 1999. In general, the Company's competitors tend to fall into five basic categories: traditional sporting goods stores, mass merchandisers, specialty sporting goods stores, sporting goods superstores and e-tailers.

               Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, including the Company. These stores range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers. The traditional chains typically carry a varied assortment of merchandise and attempt to position themselves as convenient neighborhood stores. Sporting goods retailers operating stores within this category include Hibbett's and Copeland's.

               Mass Merchandisers. This category includes discount retailers such as Wal-Mart and Kmart and department stores such as JC Penney and Sears. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls, shopping centers or freestanding sites. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. Although generally price competitive, discount and department stores typically have limited customer service in their sporting goods departments.

               Specialty Sporting Goods Stores. This category consists of two groups. The first group generally includes athletic footwear specialty stores, which are typically 2,000 to 20,000 square feet in size and are located in shopping malls. Examples include such retail chains as Foot Locker, Lady Foot Locker and The Athlete's Foot. These retailers are highly focused, with most of their sales coming from athletic footwear and team licensed apparel. The second group consists of pro shops and stores specializing in a particular sport or recreation. This group includes backpacking and mountaineering specialty stores and specialty skate shops and golf shops. Typically, prices at specialty stores tend to be higher than prices at the sporting goods superstores and traditional sporting goods stores.

               Sporting Goods Superstores. Stores in this category typically are larger than 35,000 square feet and tend to be freestanding locations. These stores emphasize high volume sales and a large number of SKU's. Examples include Oshman's Super Sports, The Sports Authority, Sport Chalet, Gart Sports and Sportmart.

               E-tailers. This category consists of on-line internet retailers such as Fogdog Sports, dsports.com, MVP.com and Global Sports Interactive. These competitors are relatively new, selling a full line of sporting goods products via the internet.

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


DESCRIPTION OF SERVICE MARKS AND TRADEMARKS

               The Company uses the "Big 5 Sporting Goods" name as a service mark in connection with its business operations and has registered this name as a federal service mark. The Company has also registered federally and/or locally as trademarks and service marks certain private labels, under which it sells a variety of merchandise, including apparel.

EMPLOYEES

               As of January 2, 2000, Big 5 had approximately 5,823 full and part-time employees. The General Warehousemen Union, Local 598, International Brotherhood of Teamsters ("Local 598") currently represents 391 hourly employees (or approximately 6.7%) in the Company's distribution center and certain stores. In September 1997, the Company negotiated two contracts with Local 598 covering these employees, which expire on August 31, 2000. The Company has not had a strike or work stoppage in the last 20 years. The Company believes that it provides working conditions and wages that are comparable to those offered by other retailers in the industry, and that its employee relations are good.

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

ITEM 2: PROPERTIES

               As of January 2, 2000, Big 5 operated 234 stores in nine western states. All but one of the Company's store sites are leased. Only eight, or approximately 3%, of the Company's leases are due to expire in the next five years without renewal options, and most of the Company's long-term leases contain renewal options. The average lease expiration term of the Company's existing leases, taking into account renewal options, is approximately 20 years. The Company believes that it benefits from long-term below-market leases in many of its locations. The Company's stores average approximately 11,000 square feet in size typically ranging from 8,000 to 15,000 square feet and are located primarily in multi-store shopping centers or as freestanding units. Specific store locations are selected based on market demographics, competitive factors and site economics. The Company currently leases its Fontana warehouse facility from the State of Wisconsin Investment Board. The lease for the facility has an initial term of ten years and commenced on March 5, 1996. The Company also has the right to exercise three five-year options beyond the initial ten-year term.

                      The chart below sets forth information with respect to Big 5's geographic markets:

                           STORE STATISTICS BY REGION
                              AS OF JANUARY 2, 2000

                                                                                          PERCENTAGE
                                                        YEAR             NUMBER            OF TOTAL
              REGIONS                                 ENTERED          OF STORES       NUMBER OF STORES
              -------                                 -------          ---------       ----------------
              California:
                     Southern California                1955                82                  35%
                     Northern California                1971                50                  21
                     Central California                 1974                22                  10
                                                                     ----------         -----------
                                 Total California                          154                  66
                                                                     ----------         -----------
              Washington                                1984                27                  11
              Oregon                                    1995                13                   6
              Arizona                                   1993                12                   5
              Texas                                     1995                10                   4
              New Mexico                                1995                 6                   3
              Nevada                                    1978                 6                   3
              Utah                                      1998                 3                   1
              Idaho                                     1993                 3                   1
                                                                     ----------         -----------
              Total                                                         234                100%
                                                                     ==========         -----------

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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders during the year ended January 2, 2000.

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


ITEM 6: SELECTED HISTORICAL FINANCIAL DATA

           The following selected historical financial data have been prepared by the Company's management from the audited financial statements and the notes thereto of United Merchandising Corp. (which was reincorporated in Delaware as Big 5 Corp. in connection with the Recapitalization) and Big 5 Corp. With respect to the selected historical financial data, the Company means United Merchandising Corp. for fiscal years 1995 through 1996 and Big 5 Corp. for fiscal years 1997 through 1999. The selected historical financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company and the related notes thereto.


                                                                     FISCAL YEAR (a)
                                         -------------------------------------------------------------------------
                                            1999            1998           1997            1996            1995
                                         ---------       ---------       ---------       ---------       ---------
                                                           (dollar amounts in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales .............................  $ 514,324       $ 491,430       $ 443,541       $ 404,265       $ 370,126
Cost of goods sold, buying and
      occupancy .......................    341,852         330,243         298,893         277,116         256,583
                                         ---------       ---------       ---------       ---------       ---------
      Gross profit ....................    172,472         161,187         144,648         127,149         113,543
Operating expenses:
      Selling and administrative ......    130,833         121,643         110,131         101,053          95,158
      Depreciation and
            amortization ..............      9,479           8,890           8,176           9,578          11,991
                                         ---------       ---------       ---------       ---------       ---------
Total operating expenses ..............    140,312         130,533         118,307         110,631         107,149
                                         ---------       ---------       ---------       ---------       ---------
Operating income ......................     32,160          30,654          26,341          16,518           6,394
Interest expense ......................     17,461          19,285          12,442          11,482          12,347
                                         ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes
      and extraordinary loss ..........     14,699          11,369          13,899           5,036          (5,953)
Income taxes ..........................      5,829           4,604           1,436             970             368
                                         ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary
      loss ............................      8,870           6,765          12,463           4,066          (6,321)
                                                                                         .........       .........
Extraordinary loss from early
      Extinguishment of debt, net of
      Income taxes ....................       (396)             --          (1,597)         (1,285)             --
                                         ---------       ---------       ---------       ---------       ---------
Net income (loss) .....................  $   8,474       $   6,765       $  10,866       $   2,781       $  (6,321)
                                         =========       =========       =========       =========       =========

                                                                     FISCAL YEAR (a)
                                         -------------------------------------------------------------------------
                                            1999            1998           1997            1996            1995
                                         ---------       ---------       ---------       ---------       ---------
                                                            (dollar amounts in thousands)
OTHER DATA:
EBITDA (b) ............................     41,639       $  39,544       $  34,517       $  26,096       $  18,385
EBITDA margin .........................        8.1%            8.0%            7.8%            6.5%            5.0%
Cash flow provided by (used in)
      operating activities ............     16,471       $  29,699       $   3,631       $  19,798       $  (3,824)
Cash flow provided by (used in)
      investing activities ............    (14,438)        (11,106)         (5,151)          1,539          (7,374)
Cash flow provided by (used in)
      financing activities ............     (2,033)        (19,957)         (1,913)        (19,738)          6,728
Capital expenditures ..................     13,075           8,500           5,151           3,453           6,822
Ratio of earnings to fixed
      charges (c) .....................       1.5x            1.4x            1.7x            1.3x              --

OPERATING DATA:
Same store sales increase/
      (decrease) (d) ..................        2.0%            5.2%            6.6%            3.7%           (4.9)%
End of period stores ..................        234             221             210             196             192
Inventory turns (e) ...................       2.3x            2.3x            2.2x            2.2x            1.8x

BALANCE SHEET DATA END OF PERIOD:
Net working capital (f) ...............  $  72,081       $  67,625       $  80,881       $  70,428       $  74,994
Total  assets .........................    231,465         217,415         216,322         197,869         207,119
Total  debt ...........................    151,309         151,352         173,660          86,450         103,594
Stockholder's equity/ (deficit) .......    (18,045)        (27,877)        (38,843)         31,855          29,074

(Notes to table on previous page and this page)
-------------------------------------------------------

(a) The Company's fiscal year is a 52 or 53-week year ending on the Sunday closest to the calendar year end. Fiscal years 1995 through 1997 and fiscal year 1999 consist of 52 weeks and fiscal year 1998 consists of 53 weeks.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's fiscal year ends on the Sunday closest to December
31. Accordingly, fiscal years 1999, 1998 and 1997 ended on January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Certain information in this Management's Discussion and Analysis section includes forward-looking statements. Such forward-looking statements relate to the Company's financial condition, results of operations, expansion plans, and business (see "Forward-Looking Statements").


RESULTS OF OPERATIONS

               The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name. The table below sets forth certain statement of operation components as a percentage of net sales.

                                                                  FISCAL YEAR
                                                  -------------------------------------------
                                                     1999            1998            1997
                                                  -----------     -----------     -----------
            STATEMENT OF OPERATIONS DATA:
            Net sales.........................      100.0%          100.0%          100.0%
            Gross profit......................       33.5%           32.8%           32.6%
            Selling and administrative........       25.4%           24.8%           24.8%
            Depreciation and amortization.....        1.8%            1.8%            1.8%
            Operating income..................        6.3%            6.2%            6.0%
            EBITDA............................        8.1%            8.0%            7.8%


(The fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997 are referred to below as "Fiscal 1999", "Fiscal 1998" and "Fiscal 1997", respectively.)


FISCAL 1999 VERSUS FISCAL 1998

               Fiscal 1998 was a 53-week period for the Company. As a result, the following discussion of Fiscal 1999 versus Fiscal 1998 reflects a comparison of a 1999 52-week period to a 1998 53-week period. Exceptions to this comparison are noted where appropriate.

               Net sales. Net sales increased 4.7% (or $22.9 million) from $491.4 million for 53 weeks in Fiscal 1998 to $514.3 million for 52 weeks in Fiscal 1999. Net sales on a comparable 52-week basis would have increased 6.3% (or $30.6 million) from $483.7 million in Fiscal 1998 to $514.3 million in Fiscal 1999. Same store sales, or sales for stores open throughout the year in Fiscal 1999 and Fiscal 1998, increased 2.0% for Fiscal 1999 versus a comparable 52-week period in Fiscal 1998. Store count at the end of Fiscal 1999 was 234 versus 221 at the end of Fiscal 1998 as the Company opened fifteen new stores, of which two replaced existing stores. Sales attributable to this increase in store count represented a net sales increase of 4.3% over Fiscal 1998. The Company achieved positive same store sales of 3.5% during the fourth quarter of Fiscal 1999, representing the sixteenth consecutive quarter of positive quarterly same store sales results.

               Gross Profit. Gross profit increased 7.0% (or $11.3 million) from $161.2 million in Fiscal 1998 to $172.5 million in Fiscal 1999, reflecting increased sales (as discussed above) and improved gross profit margin. Gross profit margin increased from 32.8% in Fiscal 1998 to 33.5% in Fiscal 1999. The improvement is primarily the result of increased gross profit margins in the majority of the Company's product categories and improved store inventory results, both of which were aided by data provided by the Company's information systems.

               Operating Expenses. Selling and administrative expenses increased 7.6% (or $9.2 million) from $121.6 million in Fiscal 1998 to $130.8 million in Fiscal 1999. As a percentage of sales, selling and administrative expenses increased from 24.8% in Fiscal 1998 to 25.4% in Fiscal 1999, reflecting increases in store related expenses as well as planned increases in advertising expenses during certain periods of Fiscal 1999.

               Depreciation and Amortization Expense. Depreciation and amortization expense increased 6.6% (or $0.6 million) from $8.9 million in Fiscal 1998 to $9.5 million in Fiscal 1999. The increase was due primarily to added depreciation and amortization related to expenditures for the growth in the Company's store base during Fiscal 1999, with store count growing from 221 at the end of Fiscal 1998 to 234 at the end of Fiscal 1999 (see "Liquidity and Capital Resources").

               Interest Expense. Interest expense decreased 9.5% (or $1.8 million) from $19.3 million in Fiscal 1998 to $17.5 million in Fiscal 1999. This variance was primarily due to lower average debt balances during Fiscal 1999 versus Fiscal 1998. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

               Income Taxes. There was an income tax provision of $5.8 million in Fiscal 1999 versus $4.6 million in Fiscal 1998. The increase in income tax expense in Fiscal 1999 compared to Fiscal 1998 is attributable to the increase in earnings before income taxes.

               Extraordinary Loss from Early Extinguishment of Debt. There was an extraordinary loss of $0.4 million, net of taxes, reported for Fiscal 1999, in connection with the repurchase and retirement of $19.1 million face value of the Company's previously outstanding Senior Notes. The proportionate write off of unamortized deferred financing fees related to the Senior Notes resulted in an extraordinary loss of $0.6 million, net of related income taxes of $0.3 million. There was no such extraordinary loss for Fiscal 1998.

               Net Income. Net income for Fiscal 1999 increased 25.3% (or $1.7 million) from $6.8 million in Fiscal 1998 to $8.5 million in Fiscal 1999. This variance reflects higher operating income as well as decreased interest expense in Fiscal 1999.

               EBITDA. EBITDA increased 5.3% (or $2.1 million) from $39.5 million in Fiscal 1998 to $41.6 million in Fiscal 1999. Positive sales comparisons along with improved gross profit margins were the primary factors creating Fiscal 1999's positive operating results versus Fiscal 1998.


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

               Interest Expense. Interest expense increased 55.0% (or $6.8 million) from $12.4 million in Fiscal 1997 to $19.3 million in Fiscal 1998. The variance in interest expense versus last year reflected the impact of increased debt due to the Company's Recapitalization, which took place in November of 1997. This variance was partially offset by a decrease in the Company's average borrowings under the CIT Credit Facility, which totaled $20.9 million at the end of Fiscal 1998 versus $43.3 million at the end of Fiscal 1997.

               Income Taxes. There was an income tax provision of $4.6 million in Fiscal 1998 versus $1.4 million in Fiscal 1997. Income tax expense in Fiscal 1998 and 1997 was impacted by a $0.2 million and $3.9 million, respectively, reduction of the valuation allowance on the Company's deferred tax assets.

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


LIQUIDITY AND CAPITAL RESOURCES

               The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The Company amended its then current Credit Facility effective November 13, 1997, to provide for the CIT Credit Facility. The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged.

               In October 1997, Parent, Robert W. Miller, Steven G. Miller and Green Equity Investors, LP ("GEI") agreed to the Recapitalization Agreement. The following transactions (collectively constituting the Recapitalization) were effected pursuant to the Recapitalization Agreement: (i) the Company issued the Senior Notes (as defined below) ($130.4 million gross proceeds); (ii) the Company defeased and repaid all of its outstanding 13 5/8% Senior Subordinated Notes due 2002 (the "Old Subordinated Notes"); (iii) Parent issued Senior Discount Notes in an aggregate principal amount at maturity of $48.2 million maturing on November 30, 2008 (the "Parent Discount Notes") with a warrant to purchase approximately three percent of the Common Stock of Parent, par value $.01 per share (the "Common Stock") at a nominal exercise price (the "Warrant") ($24.5 million proceeds); (iv) Parent accelerated vesting of substantially all outstanding options and restricted stock held by management and employees of the Company; (v) Parent redeemed for cash its existing Series A 9% Cumulative Redeemable Preferred Stock (the "Parent Old Preferred") for approximately $21.9 million in the aggregate, including accrued dividends; (vi) Parent paid a cash distribution of $15 per share on its outstanding shares of Common Stock (approximately $63.2 million in the aggregate); (vii) Parent repurchased from Pacific Enterprises ("PE") its warrant respecting 397,644 shares of Common Stock and 16,667 shares of Parent Old Preferred (the "PE Warrant") and approximately 2,737,310 shares of Common Stock from the Selling Stockholders (as defined below) (of which GEI owned 86.8% ) for an aggregate of $17.6 million in cash and $35.0 million of Parent Senior Exchangeable Preferred Stock (the "Parent New Preferred"); (viii) Parent sold additional Common Stock to middle and senior level management of the Company (approximately $2.3 million gross proceeds), increasing the beneficial ownership of management and employees (and members of their families) from 14.0% to 55.3% (in each instance on a fully diluted basis); and (ix) other transactions occurred, including a distribution of $81.5 million from the Company to Parent, so that the above referenced transactions could be effected. The Recapitalization is accounted for as a recapitalization for accounting purposes. As a result of the Recapitalization, existing management and employees of the Company (and members of their families) beneficially own the majority of Parent. Chairman and Chief Executive Officer Robert W. Miller, who co-founded the Company in 1955, and his son Steven G. Miller, President and Chief Operating Officer, who has been with the Company for 30 years, significantly increased their ownership in Parent and control the Board of Directors of Parent and thus the Company (see "Principal Stockholders").

           In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of 10 7/8% Senior Notes due 2007 (the "Senior Notes"), requiring semi-annual interest payments. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007. The Company repurchased and retired $19.1 million face value of the Senior Notes during Fiscal 1999. Subsequent to Fiscal 1999, in March 2000 the Company repurchased and retired an additional $5.75 million face value of the Senior Notes.

           The Company's interest expense decreased from $19.3 million in Fiscal 1998 to $17.5 million in Fiscal 1999. The Company believes that cash flow from operations will be sufficient to cover the interest expense arising from the CIT Credit Facility and the Senior Notes. However, the Company's ability to meet its debt service obligations depends upon its future performance, which, in turn, is subject to general economic conditions and regional risks, and to financial, business and other factors affecting the operations of the Company, including factors beyond its control. Accordingly, there can be no assurance that cash flow from operations will be sufficient to meet the Company's debt service obligations.

           Net cash provided by operating activities decreased from $29.7 million in Fiscal 1998 to $16.5 million in Fiscal 1999. The change between periods primarily reflected normalization of working capital seasonal trends in Fiscal 1999. The Recapitalization had impacted those trends during Fiscal 1998.

           Net cash used in financing activities was $2.0 million in Fiscal 1999 versus $20.0 million in Fiscal 1998 reflecting normalization of seasonal trends in working capital and increased capital expenditures in Fiscal 1999. As of January 2, 2000, the Company had borrowings of $39.9 million and letter of credit commitments of $3.5 million outstanding under the CIT Credit Facility and Senior Notes outstanding of $111.5 million compared to $20.9 million, $3.7 million and $130.4 million, respectively, at January 3, 1999. The Company had no cash and cash equivalents at both January 2, 2000 and at January 3, 1999. On March 8, 2000, the Company repurchased and retired $5.75 million face value of the Company's Senior Notes resulting in a net gain of $0.1 million, net of the write off of deferred financing fees.

           Capital expenditures for Fiscal 1999 were $13.1 million as the Company opened a total of 15 new stores and purchased approximately $2.5 million of an anticipated $4.0 million total for the hardware and software for its new point of sale system, which will be rolled out to all stores in Fiscal 2000. Management expects capital expenditures for Fiscal 2000 will range from $10 to $11 million and will be used primarily to fund the opening of approximately 15 to 20 new stores as well as approximately $1.5 million in additional expenditures for new point-of-sale hardware and software. The Company's store format requires a low investment in fixtures and equipment (approximately $350,000), working capital (approximately $500,000, of which one-third is typically financed by vendors) and real estate (leased "built-to-suit" locations).

           The CIT Credit Facility and the Senior Notes indenture contain various covenants, which impose certain restrictions on the Company, including the incurrence of additional indebtedness, the payment of dividends, and the ability to make acquisitions. In addition, the CIT Credit Facility requires compliance with the maintenance of certain financial ratios and other financial covenants. The Company is in compliance with all the covenants under the CIT Credit Agreement and the Senior Notes indenture.

           The Company is not aware of any material environmental liabilities relating to either past or current properties owned, operated or leased by it. There can be no assurance that such liabilities do not currently exist or will not exist in the future.


SEASONALITY

           The Company's business is seasonal in nature. As a result, the Company's results of operations are likely to vary during its fiscal year. Historically, the Company's revenues and income are highest during its fourth quarter, due to industry wide retail sales trends during the holidays. The fourth quarter contributed 27.3% in 1999 and 27.8% in 1998 of fiscal year net sales and 35.1% in 1999 and 32.9% in 1998 of fiscal year EBITDA. Any decrease in sales for such period could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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


                          INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements......................................................    F-1


Independent Auditors' Report.......................................................    F-2

Balance Sheets at January 2, 2000 and January 3, 1999..............................    F-3

Fiscal Years Ended January 2, 2000, January 3, 1999 and December 28, 1997

           Statements of Operations................................................    F-5

           Statements of Stockholder's Equity(Deficit..............................    F-6

           Statements of Cash Flows................................................    F-7

Notes to Financial Statements......................................................    F-9

                                                                                     Schedule
                                                                                     --------
Financial Statement Schedule:

           Valuation and Qualifying Accounts ......................................    II-1



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

NAME                        AGE                        POSITIONS
----                        ---                        ---------
Robert W. Miller            76         Chief Executive Officer and
                                       Chairman of the Board

Steven G. Miller            47         President, Chief Operating Officer and
                                       Director

Charles P. Kirk             44         Senior Vice President and Chief
                                       Financial Officer

Gary S. Meade               53         Secretary, Vice President and
                                       General Counsel

Richard A. Johnson          54         Senior Vice President,
                                       Store Operations

Thomas J. Schlauch          55         Senior Vice President, Buying


Dr. Michael D. Miller       50         Director


John G. Danhakl             44         Director


           ROBERT W. MILLER became Chairman of the Board of the Company in 1992. Mr. Miller has been the Company's Chief Executive Officer and was President from 1973 to 1992.

           STEVEN G. MILLER became President, Chief Operating Officer and a Director of the Company in 1992. Mr. Miller is Robert W. Miller's son and Dr. Michael D. Miller's brother. He had been the Company's Executive Vice President, Administration, since 1988.

           CHARLES P. KIRK became Senior Vice President and Chief Financial Officer of the Company in 1992. Mr. Kirk had been Thrifty's Director of Planning and Vice President of Planning and Treasury since October 1990. Prior to joining Thrifty, Mr. Kirk had held various financial positions with Thrifty's former parent, Pacific Enterprises ("PE"), since 1981.

           GARY S. MEADE became Secretary, Vice President and General Counsel of the Company in August 1997. Mr. Meade had been Thrifty Payless, Inc.'s Vice President, Secretary and General Counsel since 1992 and Thrifty's Vice President
- Legal Affairs since 1979.

           RICHARD A. JOHNSON became Senior Vice President, Store Operations, for the Company in 1992. Mr. Johnson had been the Company's Vice President, Store Operations, since 1986.

           THOMAS J. SCHLAUCH became Senior Vice President, Buying, for the Company in 1992. Mr. Schlauch had been the Company's Head of Buying since 1990 and Vice President, Buying, since 1982.

           MICHAEL D. MILLER, PH.D. became a director of the Company in October 1997. Dr. Miller is a senior mathematician at RAND. Dr. Miller is Robert W. Miller's son and Steven G. Miller's brother.

           JOHN G. DANHAKL became a director of the Company in October 1997. Mr. Danhakl has been an executive officer and equity owner of LGP, a merchant banking firm that manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of the Arden Group, Inc. and Twinlab Corporation.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

           The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and four additional most highly compensated executive officers whose annual salaries and bonus exceeded $100,000 in total during the fiscal year ended January 2, 2000.

                                                                 LONG-TERM COMPENSATION AWARDS
                                                          ------------------------------------------
                                           ANNUAL COMPENSATION                AWARDS         PAYOUTS
                                     ---------------------------------  ------------------   -------
                                                                                  Securities
        Name and                                                      Restricted  Underlying
        Principal                                         Other Annual  Stock       Stock      LTIP    All Other
        Position             Year     Salary      Bonus   Compensation  Awards     Options/  Payouts  Compensation
                                       ($)         ($)         ($)       ($)         SARs      ($)        (1)
        --------             ----    --------    -------- ------------  -----      -------   -------   -----------
Robert W. Miller,            1999    $330,000    $445,000    $ -0-      $ -0-        -0-      $ -0-     $  -0-
Chief Executive Officer      1998     315,000     425,000      -0-        -0-        -0-        -0-        -0-
                             1997     300,000     350,000      -0-        -0-        -0-        -0-     400,000
                             ----    --------    --------    -------    -----        ---      -----     -------

Steven G. Miller,            1999    $285,000    $330,000    $ -0-      $ -0-        -0-      $ -0-     $  -0-
President and                1998     270,000     315,000      -0-        -0-        -0-        -0-        -0-
Chief Operating Officer      1997     250,000     245,000      -0-        -0-        -0-        -0-     350,000
                             ----    --------    --------    -------    -----        ---      -----     -------

Thomas J. Schlauch,          1999    $178,000    $109,000    $ -0-      $ -0-        -0-      $ -0-     $  -0-
Senior Vice President ,      1998     168,000     104,000      -0-        -0-        -0-        -0-        -0-
Buying                       1997     160,000      82,000      -0-        -0-        -0-        -0-        -0-
                             ----    --------    --------    -------    -----        ---      -----     -------

Richard A. Johnson,          1999    $150,000    $ 90,000    $ -0-      $ -0-        -0-      $ -0-     $  -0-
Senior Vice President,       1998     140,000      85,000      -0-        -0-        -0-        -0-        -0-
Store Operations             1997     130,000      65,000      -0-        -0-        -0-        -0-        -0-
                             ----    --------    --------    -------    -----        ---      -----     -------

Charles P. Kirk,             1999    $160,000    $ 80,000    $ -0-      $ -0-        -0-      $ -0-     $  -0-
Senior Vice President        1998     150,000      75,000      -0-        -0-        -0-        -0-        -0-
& Chief Financial Officer    1997     140,000      55,000      -0-        -0-        -0-        -0-        -0-
                             ----    --------    --------    -------    -----        ---      -----     -------


(1) Such compensation was to facilitate the named executives' Management Stock Purchases.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1999 AND
1999 FISCAL YEAR-END OPTION VALUE

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


COMPENSATION OF DIRECTORS

           Directors of the Company, as such, do not receive any compensation. However, during each of the fiscal years ended January 2, 2000 and January 3, 1999, the Company, on behalf of Parent, paid Leonard Green & Associates, LP ("LGA"), a California limited partnership, compensation for management services fees of $340,091, including out-of-pocket expenses. In 1996 the Company paid LGA an additional $500,000 in fees for work performed in securing the Company's bank facility. In addition, as a result of the consummation of the Recapitalization, LGA was paid a fee of $4.3 million by the Parent in 1997. After the Recapitalization, Parent and the Company entered into a new Management Services Agreement with a term of seven and one-half years and pursuant to which Parent and the Company will pay LGA a reduced annual fee for management services ($333,333) plus reasonable and customary fees for financial advisory and investment banking services in connection with major financial transactions (plus expenses and indemnities, if any). LGA is an affiliate of Leonard Green & Partners, LP ("LGP"). Mr. Danhakl and two former directors of the Company are executive officers and equity owners of LGP. LGA is the sole general partner and manager of GEI, a stockholder of Parent. The Company believes that the terms of its agreement and arrangements with LGA are comparable to what could be obtained from unrelated, but equally qualified, third parties.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

           The Company's outstanding capital stock is wholly owned by Parent. Parent's outstanding equity securities consist of Common Stock and the Parent New Preferred. The following table sets forth the ownership of Common Stock as of March 31, 2000 by any person known to the Company to be the beneficial owner of more than 5% of either class of Parent's securities, the Company's directors, executive officers named in the Summary Compensation Table above, and all executive officers and directors of the Company as a group.

                                                              COMMON STOCK
                      NAME AND ADDRESS(1)         --------------------------------------
                      OF BENEFICIAL OWNER         NUMBER OF SHARES      PERCENT OF CLASS
                      -------------------         ----------------      ----------------
Robert W. Miller(2)                                   350,809(3)             17.5%
Steven G. Miller(2)                                   200,000                10.0%
Dr. Michael D. Miller                                        (4)                 (4)
Thomas J. Schlauch                                     40,000                 2.0%
Richard A. Johnson                                     48,000                 2.4%
Charles P. Kirk                                        48,000                 2.4%
John G. Danhakl                                              (5)                 (5)
Green Equity Investors, LP (2)                        723,577                36.2%
All Executive Officers and Directors as a Group     1,488,289(6)             74.4%

--------------

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

           The Company previously subleased the building and improvements of its Fontana, California distribution center from Thrifty Realty Company, a California corporation and a wholly owned subsidiary of Thrifty. See "Business - Distribution." On March 5, 1996, as permitted by the terms of such sublease, the

Company purchased the facility from MLTC for a purchase price of $8.9 million, thereby terminating such sublease. Concurrently with such purchase, the Company entered into a sale/leaseback transaction with respect to the distribution center.

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

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

            10.4(a)(4)   Agreement on Purchase and Sale among the Company and
                         the State of Wisconsin dated as of February 13, 1996

            10.4(b)(4)   Lease among the Company (Lessee) and the State of
                         Wisconsin Investment Board (Lessor) dated as of March
                         5, 1996

            10.5(5) Purchase Agreement, dated as of November 13, 1997, by and among the Company and the Initial Purchasers named therein

            10.6(5) Registration Rights Agreement, dated as of November 13, 1997, by and among the Company and the Initial Purchasers named therein

            10.7(5) Management Services Agreement, dated as of November 13, 1997, by and between the Company, Big 5 Holdings Corp. and Leonard Green & Associates, LP

            10.8(5) Letter from The CIT Group/Business Credit, Inc. to the Company dated November 13, 1997, amending the Financing Agreement, dated March 8, 1996 between the Company (formerly known as United Merchandising Corp.) and The CIT Group/Business Credit, Inc.

            12.1         Ratio of Earnings to Fixed Charges

            27           Financial Data Schedule

-----------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed November 26, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form S-4 (file no. 33-61096) effective as of June 29, 1993.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 1995.

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



                                    BIG 5 CORP.
                                    a Delaware Corporation



Date:  March 29, 2000               By: /s/ Robert W. Miller
       -----------------               ------------------------------------
                                        Robert W. Miller
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer of the Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signatures                                    Title                           Date
        ----------                                    -----                           ----
     /S/ Robert W. Miller            Chairman of the Board of Directors
------------------------------         and Chief Executive Officer of the
       Robert W. Miller                Company (Principal Executive Officer)     March 29, 2000


     /S/ Steven G. Miller            President,
------------------------------         and Chief Operating Officer               March 29, 2000
       Steven G. Miller                and Director of the Company


     /S/ Charles P. Kirk             Senior Vice President and
------------------------------         Chief Financial Officer (Principal
      Charles P. Kirk                  Financial and Accounting Officer)         March 29, 2000


     /S/ Michael D. Miller           Director of the Company                     March 29, 2000
------------------------------
       Michael D. Miller


     /S/ John G. Danhakl             Director of the Company                     March 29, 2000
------------------------------
       John G. Danhakl

                                   BIG 5 CORP.


                          INDEX TO FINANCIAL STATEMENTS



Index to Financial Statements...................................................F-1


Independent Auditors' Report ...................................................F-2

Balance Sheets at January 2, 2000 and January 3, 1999...........................F-3

Fiscal Years Ended January 2, 2000, January 3, 1999 and December 28, 1997

            Statements of Operations............................................F-5

            Statements of Stockholder's Equity(Deficit).........................F-6

            Statements of Cash Flows............................................F-7

Notes to Financial Statements...................................................F-9


                                                                             Schedule
Financial Statement Schedule:

            Valuation and Qualifying Accounts as of January 2, 2000,
                   January 3, 1999 and December 28, 1997 .......................II-1

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
Big 5 Corp.:


We have audited the accompanying balance sheets of Big 5 Corp. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Corp. as of January 2, 2000 and January 3, 1999 and the results of its operations and its cash flows for each of the years ended January 2, 2000, January 3, 1999 and December 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP


Los Angeles, California
February 25, 2000, except note 4 which is as of March 8, 2000

                                   BIG 5 CORP.

                                 Balance Sheets

                          (Dollar amounts in thousands)



                                                                       JANUARY 2, 2000  JANUARY 3, 1999
                                                                       ---------------  ---------------
                                     ASSETS

Current assets:
    Cash                                                                  $      --               --
    Trade and other receivables, net of allowance for doubtful
       accounts of $93 and $201, respectively                                 6,405            6,347
    Merchandise inventories                                                 155,283          147,296
    Prepaid expenses                                                          1,435            1,336
                                                                          ---------         --------

             Total current assets                                           163,123          154,979
                                                                          ---------         --------

Property and equipment:
    Land                                                                        186              186
    Buildings and improvements                                               22,885           18,910
    Furniture and equipment                                                  45,396           37,870
    Less accumulated depreciation and amortization                          (32,910)         (27,428)
                                                                          ---------         --------

             Net property and equipment                                      35,557           29,538
                                                                          ---------         --------

Deferred income taxes, net                                                    7,824            6,158
Leasehold interest, net of accumulated amortization of $17,452 and
   $15,669, respectively                                                     11,131           12,793
Other assets, at cost, less accumulated amortization of $1,015 and
   $995, respectively                                                         8,903            8,773
Goodwill, less accumulated amortization of $1,618 and $1,371,
   respectively                                                               4,927            5,174
                                                                          ---------         --------

                Total Assets                                              $ 231,465          217,415
                                                                          =========         ========


                                   (Continued)

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)



                                                                          JANUARY 2, 2000  JANUARY 3, 1999
                                                                          ---------------  ---------------
LIABILITIES AND STOCKHOLDER'S DEFICIT
    Accounts payable                                                          $  51,087           56,096
    Accrued expenses                                                             39,955           31,258
                                                                              ---------         --------

             Total current liabilities                                           91,042           87,354

Deferred rent                                                                     7,159            6,586
Long-term debt                                                                  151,309          151,352
                                                                              ---------         --------

             Total liabilities                                                  249,510          245,292
                                                                              ---------         --------

Commitments and contingencies

Stockholder's deficit:
    Common stock, $.01 par value.  Authorized 3,000 shares; issued and
      outstanding 1,000 shares at January 2, 2000 and January 3, 1999                --               --
    Additional paid-in capital                                                   40,639           39,281
    Accumulated deficit                                                         (58,684)         (67,158)
                                                                              ---------         --------

             Net stockholder's deficit                                          (18,045)         (27,877)
                                                                              ---------         --------

                                                                              $ 231,465          217,415
                                                                              =========         ========

See accompanying notes to financial statements.

                                   BIG 5 CORP.

                            Statements of Operations

                          (Dollar amounts in thousands)



                                                      YEAR ENDED JANUARY   YEAR ENDED JANUARY  YEAR ENDED DECEMBER
                                                             2, 2000              3, 1999           28, 1997
                                                           (52 WEEKS)           (53 WEEKS)         (52 WEEKS)
                                                      ------------------   -----------------   -------------------
Net sales                                                  $ 514,324             491,430             443,541

Cost of goods sold, buying and occupancy                     341,852             330,243             298,893
                                                           ---------             -------            --------

             Gross profit                                    172,472             161,187             144,648
                                                           ---------             -------            --------

Operating expenses:
    Selling and administrative                               130,833             121,643             110,131
    Depreciation and amortization                              9,479               8,890               8,176
                                                           ---------             -------            --------

             Total operating expenses                        140,312             130,533             118,307
                                                           ---------             -------            --------

             Operating income                                 32,160              30,654              26,341

Interest expense                                              17,461              19,285              12,442
                                                           ---------             -------            --------

             Income before income taxes and
                extraordinary loss                            14,699              11,369              13,899

Income taxes                                                   5,829               4,604               1,436
                                                           ---------             -------            --------

             Income before extraordinary loss                  8,870               6,765              12,463

Extraordinary loss from early extinguishment of
    debt, net of income tax benefit                             (396)                 --              (1,597)
                                                           ---------             -------            --------

             Net income                                    $   8,474               6,765              10,866
                                                           =========             =======            ========


See accompanying notes to financial statements.

                                   BIG 5 CORP.

                  Statements of Stockholder's Equity (Deficit)

       Years ended January 2, 2000, January 3, 1999 and December 28, 1997

                          (Dollar amounts in thousands)



                                                                              ADDITIONAL                   NET
                                                                   COMMON      PAID-IN    ACCUMULATED   STOCKHOLDER'S
                                                                   STOCK       CAPITAL      DEFICIT    EQUITY/(DEFICIT)
                                                                 --------       ------    -----------  ----------------
Balance at December 29, 1996                                      35,080           --       (3,225)       31,855

Dividend to Parent Company                                            --           --      (81,564)      (81,564)

Recapitalization - reclassification in excess of par value       (35,080)      35,080           --            --

Net income for the year ended December 28, 1997                       --           --       10,866        10,866
                                                                --------       ------      -------       -------

Balance at December 28, 1997                                          --       35,080      (73,923)      (38,843)

Forgiveness of net payable to Parent (Note 2)                         --        4,201           --         4,201

Net income for the year ended January 3, 1999                         --           --        6,765         6,765
                                                                --------       ------      -------       -------

Balance at January 3, 1999                                            --       39,281      (67,158)      (27,877)

Forgiveness of net payable to Parent (Note 2)                         --        1,358           --         1,358

Net income for the year ended January 2, 2000                         --           --        8,474         8,474
                                                                --------       ------      -------       -------

Balance at January 2, 2000                                      $     --       40,639      (58,684)      (18,045)
                                                                ========       ======      =======       =======


See accompanying notes to financial statements.

                                   BIG 5 CORP.

                            Statements of Cash Flows

                          (Dollar amounts in thousands)



                                                          YEAR ENDED JANUARY  YEAR ENDED JANUARY  YEAR ENDED DECEMBER
                                                                2, 2000             3, 1999              28, 1997
                                                               (52 WEEKS)          (53 WEEKS)           (52 WEEKS)
                                                          ------------------  ------------------  -------------------
Cash flows from operating activities:
    Net income                                                  $  8,474               6,765               10,866
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                             9,479               8,890                8,176
         Amortization of deferred finance charges
            and discounts                                            179                 948                  716
         Deferred tax provision (benefit)                         (1,666)                 99               (4,557)
         Forgiveness of tax payable to Parent                      2,254               4,201                   --
         Gain on disposal of equipment
            and leasehold interest                                   133
         Extraordinary loss from early
            extinguishment of debt                                   661                  --                2,707
         Changes in assets and liabilities:
            Merchandise inventories                               (7,987)                (17)             (12,393)
            Trade and other accounts receivable, net                 (58)                355               (2,648)
            Prepaid expenses and other assets                       (555)               (993)                (413)
            Income taxes                                           3,313                  --               (1,733)
            Accounts payable                                      (3,088)              9,621                 (150)
            Accrued expenses                                       5,332                (170)               3,060
                                                                --------             -------             --------

               Net cash provided by operating
                  activities                                      16,471              29,699                3,631
                                                                --------             -------             --------

Cash flows from investing activities:
    Purchases of property and equipment                          (13,075)             (8,500)              (5,151)
     Purchase of long-term investments                            (1,363)             (2,606)                  --
                                                                --------             -------             --------
               Net cash used in investing
                 activities                                      (14,438)            (11,106)              (5,151)
                                                                --------             -------             --------

                                  (Continued)

                                  BIG 5 CORP.

                         (Dollar amounts in thousands)

                                                          YEAR ENDED JANUARY  YEAR ENDED JANUARY  YEAR ENDED DECEMBER
                                                                2, 2000             3, 1999              28, 1997
                                                               (52 WEEKS)          (53 WEEKS)           (52 WEEKS)
                                                          ------------------  ------------------  -------------------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving
       credit facilities, and other                             $ 17,027             (19,957)              (6,749)
    Repurchase of Senior Notes                                   (19,060)                 --                   --
    Repayment of long-term debt                                       --                  --              (36,450)
    Issuance of long-term debt                                        --                  --              130,409
    Debt issuance costs                                               --                  --               (5,431)
    Debt prepayment premiums                                          --                  --               (2,128)
    Dividend paid to Parent Company                                   --                  --              (81,564)
                                                                --------             -------             --------

                     Net cash used in financing
                        activities                                (2,033)            (19,957)              (1,913)
                                                                --------             -------             --------

                     Net increase (decrease) in cash
                        and cash equivalents                          --              (1,364)              (3,433)



Cash and cash equivalents at beginning of year                        --               1,364                4,797
                                                                --------             -------             --------

Cash and cash equivalents at end of year                        $     --                  --                1,364
                                                                ========             =======             ========


Supplemental disclosures of cash flow information:
       Interest paid                                            $ 16,935              18,044               11,807
       Income taxes paid                                           1,664                  --                6,593
                                                                ========             =======             ========


See accompanying notes to financial statements.

                                   BIG 5 CORP.

                          Notes to Financial Statements

           As of January 2, 2000 and January 3, 1999 and for the years ended January 2, 2000, January 3, 1999 and December 28, 1997

                          (Dollar amounts in thousands)




(1)     BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

        The accompanying financial statements as of January 2, 2000 and January 3, 1999 and for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 represent the financial position and results of operations of Big 5 Corp. In connection with the November 13, 1997 Recapitalization (as discussed below), the Company was reincorporated in Delaware and changed its name to Big 5 Corp. Prior to this reincorporation, the Company was incorporated in California as United Merchandising Corp. As used herein, the Company means Big 5 Corp. when discussing the financial position and results of operations subsequent to the Recapitalization and United Merchandising Corp. when discussing the financial position or results of operations prior to the Recapitalization. The Company is a wholly owned subsidiary of Big 5 Holdings Corp.

        The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 234 stores at January 2, 2000 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah and Idaho.

        In October 1997, Big 5 Holdings Corp. (the Parent), Robert W. Miller and Green Equity Investors, LP (GEI) agreed to a Plan of Recapitalization and Stock Repurchase Agreement (the Recapitalization Agreement). On November 13, 1997, the following transactions (collectively referred to as the Recapitalization) were effected pursuant to the Recapitalization
        Agreement: (i) the Company issued 10 7/8% Senior Notes due 2007 (the Senior Notes) ($130,409 gross proceeds); (ii) the Company defeased and repaid all of its outstanding 13 5/8% Senior Subordinated Notes due 2002; (iii) Parent issued its Senior Discount Notes in an aggregate principal amount at maturity of $48.2 million maturing on November 30, 2008 (the Parent Discount Notes) with a warrant to purchase approximately 3% of the Common Stock of Parent, par value $.01 per share at a nominal exercise price (the Warrant) ($24,500 proceeds); (iv) Parent accelerated vesting of substantially all outstanding options and restricted stock held by management and employees of the Company; (v) Parent redeemed for cash its existing Series A 9% Cumulative Redeemable Preferred Stock (the Parent Old Preferred) for approximately $21.9 million in the aggregate, including accrued dividends; (vi) Parent paid a cash distribution of $15 per share on its outstanding shares of Common Stock (approximately $63.2 million in the aggregate); (vii) Parent repurchased from Pacific Enterprises (PE) its warrant respecting 397,644 shares of Common Stock and 16,667 shares of Parent Old Preferred the (PE Warrant) and approximately 2,737,310 shares of Common Stock from the Selling Stockholders (of which GEI owned 86.8%) for an aggregate of $17.6 million in cash and $35.0 million of Parent Senior Exchangeable Preferred Stock (the Parent New Preferred); (viii) Parent sold additional Common Stock to middle and senior level management of the Company (approximately $2.3 million gross proceeds), increasing the beneficial ownership of management and employees (and members of their families) from 14.0% to 55.3% (in each instance on a fully diluted basis); and (ix) other transactions occurred, including a distribution from the Company to Parent, aggregating $81.5 million, so that the above-referenced transactions could be effected.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        REPORTING PERIOD

        The Company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. Information presented for the years ended January 2, 2000 and December 28, 1997 represent 52-week fiscal years, while information presented for the year ended January 3, 1999 represents a 53-week fiscal year.

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

        MERCHANDISE INVENTORIES

        The Company values merchandise inventories using the lower of average cost (which approximates the first-in, first-out cost) or market method. Average cost includes the direct purchase price of merchandise inventory and overhead costs associated with the Company's distribution center.

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

        LEASEHOLD INTEREST

        Upon acquisition of the Company in 1992, an asset was recognized for the net fair value of favorable operating lease agreements. The leasehold interest asset is being amortized on a straight-line basis over 13.5 years. The unamortized balance attributable to leases terminated since the acquisition has been reflected as a component of the gain or loss upon disposition of the underlying properties.

        GOODWILL

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods ranging from 15 to 30 years. The Company assesses the recoverability of goodwill by determining whether the carrying value can be recovered through undiscounted future operating cashflows from the assets. The impairment, if any, is measured based on projected discounted future operating cashflows using a discount rate equal to the Company's average cost of funds. Recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

        OTHER ASSETS

        Other assets consist principally of deferred financing costs and long-term investments held-to-maturity. Deferred financing costs are amortized straight line over the terms of the respective debt. Investments held-to-maturity are carried at amortized cost and consist of Parent Senior Discount Notes. Investments held-to-maturity at January 2, 2000 and January 3, 1999 were $4,590 and $2,620, respectively.

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

        ADVERTISING EXPENSES

        The Company recognizes advertising costs the first time the advertising takes place. Advertising expenses amounted to $30,613 for the year ended January 2, 2000, $28,465 for the year ended January 3, 1999, and $24,937 for the year ended December 28, 1997. Advertising expense is included in selling and administrative.

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

        The Company files a consolidated tax return with its Parent, however, tax expense is recorded based on the stand alone operations of the Company. In 1999 and 1998, the excess tax liability of the Company over amounts due under the consolidated tax return were treated as capital contributions from the parent.

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

        CONCENTRATION OF CREDIT RISK

        The Company's deposits are with various high-quality financial institutions. Customer purchases are generally transacted using cash or credit cards. In certain instances, the Company grants credit to schools and youth-oriented organizations, under normal trade terms. Trade accounts receivable were approximately $306 and $462 at January 2, 2000 and January 3, 1999, respectively. Credit losses have historically been within management's expectations.

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

                The fair value of the Company's investments held-to-maturity approximated $4,230 based upon recent market prices.

                The fair value of the Company's Senior notes at January 2, 2000 approximated $106,995 based on recent market prices and net of the repurchase and retirement of $19,100 face value of Senior Notes during the year ended January 2, 2000. The carrying amount of the revolving credit facility reflects the fair value based on current rates available to the Company for debt with the same remaining maturities.

(4)     LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                 JANUARY 2, 2000      JANUARY 3, 1999
                                                                                 ---------------      ---------------
                Revolving credit facility                                           $  39,856               20,908

                10 7/8% Senior Notes, net of unamortized discount, $131
                million face amount due in 2007 with an effective interest
                rate of 10.95%                                                        111,453              130,444
                                                                                    ---------               ------

           Total long-term debt                                                     $ 151,309              151,352
                                                                                    =========              =======


        In connection with the Recapitalization, the Company issued $131 million face amount, 10 7/8% Senior Notes due 2007 (Senior Notes), less discount of $591 based on an imputed interest rate of 10.95%. The notes require semiannual interest payments on each May 15 and November 15, commencing on May 15, 1998. The Company has no mandatory payments of principal on the Senior Notes prior to their maturity in 2007. The notes may be redeemed in whole or in part, at the option of the Company, at any time on or after November 15, 2002, at the redemption prices set forth below with respect to the indicated redemption date, together with any accrued and unpaid interest to such redemption date. The Company repurchased and retired $19,100 face value of Senior Notes during the year ended January 2, 2000. Subsequent to year-end, the Company repurchased and retired an additional $5,750 face value of the Senior Notes.

        If redeemed during the 12-month period beginning November 15:

                  YEAR                          PERCENTAGE
          --------------------                  ----------
          2002                                   105.475%
          2003                                   103.650
          2004                                   101.825
          2005 and thereafter                    100.000
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

        In connection with the Recapitalization, the Company amended its then-current credit agreement facility with the CIT Group. The amended agreement provides the Company with a five year, non-amortizing $125 million revolving credit (the CIT Credit Facility), expiring in November 2002. The original agreement became effective March 8, 1996, when the Company entered into a credit agreement (the CIT Credit Agreement) among the Company and the CIT Group. The CIT Credit Agreement provided the Company with a three-year nonamortizing $100 million revolving debt facility (the CIT Facility). Proceeds from the initial funding under the CIT Facility were used to repay in full all of the

        Company's outstanding obligations under its then existing revolving credit facility with General Electric Capital Corporation.

        The CIT Credit Facility bears interest at various rates based on the Company's performance, with a floor of LIBOR plus 1.5% or the Chase Manhattan prime lending rate and a ceiling of LIBOR plus 2.5% or the Chase Manhattan prime lending rate plus 0.75% and are secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names) of the Company. At January 2, 2000, loans under the CIT Credit Facility bear interest at a rate of LIBOR (6.5% at January 2, 2000) plus 1.50% or the Chase Manhattan prime lending rate (8.50% at January 2, 2000) plus 0.0%. A monthly fee of 0.325% per annum is assessed on the unused portion of the facility. On January 2, 2000, the Company had $39,856 in LIBOR and prime lending rate borrowings and letters of credit of $3,504 outstanding. The Company's maximum eligible borrowing available under the facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the CIT Credit Facility amounted to $61,809 at January 2, 2000.

        The various debt agreements contain covenants restricting the ability of the Company to, among other things, incur additional debt, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of its properties or assets, or make certain payments with respect to its outstanding capital stock, and engage in certain transactions with affiliates. In addition, the Company must comply with certain financial covenants. The Company was in compliance with such covenants at January 2, 2000.

        On March 8, 2000 the Company repurchased and retired $5,750 face value of the Company's Senior Notes resulting in a net gain of $60, net of the write off of deferred financing fees.


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

        Rental expense for operating leases consisted of the following:

                                   YEAR ENDED        YEAR ENDED        YEAR ENDED
                                   JANUARY 2,        JANUARY 3,        DECEMBER  28,
                                      2000              1999               1997
                                    ---------        ----------        -------------
Cash rental payments                $ 27,179           25,711             23,119
Noncash rentals                          625              546              1,552
Contingent rentals                     1,360            1,506              1,259
                                    --------           ------             ------

           Rental expense           $ 29,164           27,763             25,930

        Future minimum lease payments (cash rentals) under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 2, 2000 are:

               Year ending:
               ------------
                   2000                                $ 28,438
                   2001                                  27,018
                   2002                                  26,161
                   2003                                  25,979
                   Thereafter                           129,662
                                                       ========



(6)     ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                             JANUARY 2, 2000      JANUARY 3, 1999
                                             ---------------      ---------------
     Payroll and related expenses                $ 11,651               10,132
     Advertising                                    4,973                3,916
     Self-insurance reserves                        3,423                3,439
     Sales tax                                      5,946                5,569
     Income tax                                     3,313                   --
     Interest                                       2,116                2,476
     Other                                          8,533                5,726
                                                 --------               ------

                                                 $ 39,955               31,258
                                                 ========               ======

(7)     INCOME TAXES

        Total income tax expense consists of the following:

                                    JANUARY 2, 2000    JANUARY 3, 1999  DECEMBER 28, 1997
                                    ---------------    ---------------  -----------------
Income tax before
    extraordinary loss                  $ 5,829              4,604              1,436
Extraordinary item                         (265)                --             (1,110)
                                        -------             ------             ------

    Total income tax expense            $ 5,564              4,604                326
                                        =======             ======             ======

                                        CURRENT            DEFERRED            TOTAL
                                        -------            --------            -----
1999:
    Federal                             $ 6,161             (1,416)             4,745
    State                                 1,334               (250)             1,084
                                        -------             ------             ------

                                        $ 7,495             (1,666)             5,829
                                        =======             ======             ======

1998:
    Federal                             $ 3,991               (275)             3,716
    State                                   514                374                888
                                        -------             ------             ------

                                        $ 4,505                 99              4,604
                                        =======             ======             ======

1997:
    Federal                             $ 5,117             (3,890)             1,227
    State                                   876               (667)               209
                                        -------             ------             ------

                                        $ 5,993             (4,557)             1,436
                                        =======             ======             ======

        The provision for income taxes differs from the amounts computed by applying the Federal statutory tax rate of 35% to earnings before income taxes and extraordinary item, as follows:

                                                             YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                             JANUARY 3,          JANUARY 3,         DECEMBER 28,
                                                                1999                1999                1997
                                                             ----------          ----------         ------------
        Tax expense at statutory rate                          $ 5,145              3,979              4,865
        State taxes, net of Federal benefit                        713                551                835
        Increase (decrease) in valuation allowance,
            net of IRS adjustment in 1998                           --               (157)            (3,937)
        Other                                                      (29)               231               (327)
                                                               -------             ------             ------

                                                               $ 5,829              4,604              1,436
                                                               =======             ======             ======


        Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

                                                                    JANUARY 2,        JANUARY 3,
                                                                       2000              1999
                                                                    ----------        ----------
        Deferred assets:
            Self-insurance reserves                                   $1,401            1,476
            Employee benefits                                          1,476            1,243
            State taxes                                                  455              180
            Noncash rentals                                            2,852            2,634
            Amortization of tangible and intangible assets               827              969
            Other                                                        857              473
                                                                      ------            -----

                     Deferred tax assets                              $7,868            6,975

        Deferred liabilities - basis in fixed assets                  $   44              817
                                                                      ------            -----

                     Net deferred tax assets                          $7,824            6,158
                                                                      ======            =====

        In 1998 and 1997, the Company reduced the valuation allowance to reflect realizability of its deferred tax assets. In doing so, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


 (8)    EMPLOYEE BENEFIT PLANS

        Effective January 4, 1993, the Company established a 401(k) plan to cover all eligible employees. All employees' contributions may be supplemented by Company contributions. The Company contributed $1,483 for the year ended January 2, 2000, $1,411 for the year ended January 3, 1999 and $1,269 for the year ended December 28, 1997 in employer matching and profit sharing contributions.

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

        The Company leases certain property and equipment from Thrifty, which leases this property and equipment from an outside party. Charges related to these leases totaled $114 for the year ended January 2, 2000, $435 for the year ended January 3, 1999 and $655 for the year ended December 28, 1997.

        In 1997, Parent, and the Company, entered into a new Management Services Agreement with an investment advisor group that is a shareholder of the Parent for a term of seven and one-half years, under which $333, plus expenses, will be paid annually for financial advisory and investment banking services. During each of the years ended January 2, 2000 and January 3, 1999, the Company, on behalf of the Parent, paid $340, plus expenses, to this advisor group. An individual of the investor advisor group is a member of the Company's Board of Directors.

        The 1997 Management Equity Plan (the "1997 Plan") provides for the granting of incentive stock options or nonqualified options to officers, directors and selected key employees of the Company to purchase shares of the Parent's common stock. The 1997 Plan is administered by the Board of Directors of the Parent and the granting of awards under the Plan is discretionary with respect to the individuals to whom and the times at which awards are made, the number of options awarded, and the vesting and exercise period of such awards. The options granted under the Plan must have an exercise price that is no less than 85% of the fair value of the Parent common stock at the time the stock option is granted. The aggregate number of Parent common shares that may be allocated to awards under the Plan is 560,000 shares.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretation in accounting for its employee stock options under the Plan. No awards have been granted under the Plan as of January 2, 2000.


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

                                   BIG 5 CORP.
                 Schedule II - Valuation and Qualifying Accounts
                          (Dollar amounts in thousands)



                                                 BALANCE AT                           DEDUCTIONS
                                                  BEGINNING     ADDITIONS CHARGES        FROM              BALANCE
                                                   OF YEAR        TO OPERATIONS        ALLOWANCE        AT END OF YEAR
                                                 ----------     -----------------     -----------       --------------
December 28, 1997

        Allowance for doubtful receivables           464                 61               (407)               118


January 3, 1999

        Allowance for doubtful receivables           118                120                (37)               201


January 2, 2000

        Allowance for doubtful receivables           201                120              (228)                 93