Form 10-Q
period 2000-04-02
BIG 5 CORP /CA/
filed 2000-05-11
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

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


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at May 11, 2000.

                                   BIG 5 CORP.

                                      INDEX

                                                                              Page No.
                                                                              --------
Title Page                                                                       1

Index                                                                            2

PART I -FINANCIAL INFORMATION

    Item 1.    Condensed Financial Statements (Unaudited)

               Condensed Balance Sheets - April 2, 2000 and
               January 2, 2000                                                   3

               Condensed Statements of Operations -
               Three months ended April 2, 2000 and
               April 4, 1999                                                     4

               Condensed Statements of Cash Flows -
               Three months ended April 2, 2000 and
               April 4, 1999                                                     5

               Notes to Condensed Financial Statements                           6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               7-11

     Item 3.   Market Risk Disclosure                                            12


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                                 13

     Item 2.   Changes in Securities                                             13

     Item 3.   Defaults Upon Senior Securities                                   13

     Item 4.   Submission of Matters to a Vote of
               Security-Holders                                                  13

     Item 5.   Other Information                                                 13

     Item 6.   Exhibits and Reports on Form 8-K                                  13


SIGNATURES                                                                       14

                                   BIG 5 CORP.

                            Condensed Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)


                                                             April 2,       January 2,
                                                              2000            2000
                                                            ---------       ---------
Assets

Current assets:
   Cash                                                     $     298       $     -.-
   Trade and other receivables, net of allowance for
      doubtful accounts of $289 and $93, respectively           4,022           6,405
   Merchandise inventories                                    167,464         155,283
   Prepaid expenses                                             1,108           1,435
                                                            ---------       ---------

                    Total current assets                      172,892         163,123
                                                            ---------       ---------

Property and equipment:
   Land                                                           186             186
   Buildings and improvements                                  23,358          22,885
   Furniture and equipment                                     44,865          45,396
   Less accumulated depreciation and amortization             (33,281)        (32,910)
                                                            ---------       ---------

                    Net property and equipment                 35,128          35,557
                                                            ---------       ---------


Deferred income taxes, net                                      7,824           7,824
Leasehold interest, net of accumulated amortization of
   $18,049 and $17,452, respectively                           10,686          11,131
Other assets, at cost, less accumulated
   amortization of $1,020 and $1,015, respectively              9,049           8,903
Goodwill, less accumulated amortization of $1,682
   and $1,618, respectively                                     4,865           4,927
                                                            ---------       ---------
                                                            $ 240,444       $ 231,465
                                                            =========       =========


                                                          April 2,        January 2,
                                                            2000             2000
                                                          ---------       ---------
Liabilities and Stockholder's Equity

Current liabilities:
     Accounts payable                                     $  62,483       $  51,087
     Accrued expenses                                        31,784          39,955
                                                          ---------       ---------

                    Total current liabilities                94,267          91,042



Deferred rent                                                 7,277           7,159
Long-term debt                                              156,094         151,309
                                                          ---------       ---------

                     Total liabilities                      257,638         249,510
                                                          ---------       ---------


Commitments and contingencies

Stockholder's deficit:

     Common stock, $.01 par value.  Authorized 3,000
      shares; issued and outstanding 1,000 shares               -.-             -.-
    Additional paid-in capital                               40,639          40,639
    Accumulated deficit                                     (57,833)        (58,684)
                                                          ---------       ---------

                    Total stockholder's deficit             (17,194)        (18,045)
                                                          ---------       ---------

                                                          $ 240,444       $ 231,465
                                                          =========       =========

See accompanying notes to condensed financial statements

                                   BIG 5 CORP.


                      Condensed Statements of Operations
                            (Dollars in thousands)
                                  (Unaudited)


                                                                  Three Months Ended
                                                           --------------------------------
                                                           April 2, 2000      April 4, 1999
                                                           -------------      -------------
Net sales                                                     $ 129,712         $ 117,097
Cost of goods sold, buying and occupancy                         86,824            78,828
                                                              ---------         ---------
         Gross profit                                            42,888            38,269
                                                              ---------         ---------

Operating expenses:
         Selling and administrative                              34,875            31,706
         Depreciation and amortization                            2,329             2,380
                                                              ---------         ---------
         Total operating expenses                                37,204            34,086
                                                              ---------         ---------


           Operating income                                       5,684             4,183

Interest expense, net                                             4,328             4,542
                                                              ---------         ---------

           Income (loss) before income taxes                      1,356              (359)

Income tax (benefit)                                                541              (147)
                                                              ---------         ---------

           Income (loss) before extraordinary gain                  815              (212)

Extraordinary gain from early extinguishment of debt,
        net of income tax expense                                    36               -.-
                                                              ---------         ---------

           Net income (loss)                                  $     851         $    (212)
                                                              =========         =========



See accompanying notes to condensed financial statements.

                                  BIG 5 CORP.

                       Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)


                                                                              Three Months Ended
                                                                      ----------------------------------
                                                                      April 2, 2000        April 4, 1999
                                                                      -------------        -------------
Cash flows from operating activities:
  Net income/(loss)                                                      $    851             $   (212)
  Adjustments to reconcile net income (loss) to net cash
    provided/(used) by operating activities:
        Depreciation and amortization                                       2,329                2,380
        Amortization of deferred finance charge and discounts                  (5)                  85
        Extraordinary gain from early extinguishment of debt                  (60)                 -.-
        Change in assets and liabilities:
          Merchandise inventories                                         (12,181)             (11,045)
          Trade accounts receivable, net                                    2,383                3,117
          Prepaid expenses and other assets                                   123                  119
          Accounts payable                                                 11,860                7,977
          Accrued expenses                                                 (8,171)              (3,084)
                                                                         --------             --------

                Net cash used in operating activities                      (2,871)                (663)
                                                                         --------             --------

Cash flows from investing activities:
  Purchases of property and equipment                                      (1,388)              (2,434)
  Purchase of long-term investments                                           -.-               (1,363)
                                                                         --------             --------

                 Net cash used in investing activities                     (1,388)              (3,797)
                                                                         --------             --------

Cash flows from financing activities:
  Net borrowings under revolving credit facilities,
     and other                                                             10,048                5,278
  Repurchase of Senior Notes                                               (5,491)                 -.-
                                                                         --------             --------

                Net cash provided by financing activities                   4,557                5,278
                                                                         --------             --------

                Net increase in cash                                          298                  818


 Cash at beginning of period                                                  -.-                  -.-
                                                                         --------             --------

 Cash at end of period                                                   $    298             $    818
                                                                         ========             ========



See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.


                Notes to Unaudited Condensed Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. Big 5 Corp. ("the Company") operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 235 stores at April 2, 2000 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah and Idaho.

2. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position as of April 2, 2000 and January 2, 2000 and the results of operations and cash flows for the periods ended April 2, 2000 and April 4, 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

3. These unaudited condensed financial statements should be read in conjunction with the Company's 1999 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

4.      Summary of Significant Accounting Policies

        Certain prior year balances in the accompanying condensed financial statements have been reclassified to conform to current year presentation.

5. During the first quarter of 2000, the Company repurchased and retired $5.75 million face value of the Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"). The gain on retirement, net of deferred costs related to the Senior Notes was $0.04 million, net of related income taxes of $0.02 million. Subsequent to April 2, 2000, the Company repurchased and retired an additional $2.0 million face value of the Company's Senior Notes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.


THREE MONTHS ENDED APRIL 2, 2000 VERSUS THREE MONTHS ENDED APRIL 4, 1999

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                                   Three Months Ended
                                             ---------------------------------------------------------------
                                                    April 2, 2000                        April 4, 1999
                                             -------------------------            --------------------------
                                                             (dollar amounts in thousands)
Net sales                                    $ 129,712           100.0%           $ 117,097            100.0%
Cost of goods sold, buying and
      occupancy                                 86,824            66.9               78,828             67.3
                                             ---------       ---------            ---------         --------
Gross profit                                    42,888            33.1               38,269             32.7
                                             ---------       ---------            ---------         --------

Operating expenses:
      Selling and administrative                34,875            26.9               31,706             27.1
      Depreciation and amortization              2,329             1.8                2,380              2.0
                                             ---------       ---------            ---------         --------
          Total operating expense               37,204            28.7               34,086             29.1
                                             ---------       ---------            ---------         --------

          Operating income                       5,684             4.4                4,183              3.6
Interest expense, net                            4,328             3.3                4,542              3.9
                                             ---------       ---------            ---------         --------
          Income (loss) before
             income taxes                        1,356             1.0                 (359)            (0.3)

Income taxes (benefit)                             541             0.4                 (147)            (0.1)
                                             ---------       ---------            ---------         --------
          Income before
             extraordinary gain                    815             0.6                 (212)            (0.2)

Extraordinary gain from early
        extinguishment of debt, net
             of income tax benefit                  36             0.0                  -.-              0.0
                                             ---------       ---------            ---------         --------

          Net income (loss)                  $     851             0.7%           $    (212)            (0.2)%
                                             =========       =========            =========         ========

          EBITDA (a)                         $   8,013             6.2%           $   6,563              5.6%
                                             =========       =========            =========         ========

(a) EBITDA represents net earnings (loss) before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000), and where relevant to the period referenced, extraordinary gain or loss from early extinguishment of debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.



1.      Net Sales

        Net sales increased 10.8% (or $12.6 million) from $117.1 million reported for the three months ended April 4, 1999 to $129.7 million for the three months ended April 2, 2000. Same store sales increased 6.2%, representing the seventeenth consecutive quarter of positive same store sales results. The Company's stores are closed on Easter, which falls in the second quarter this year versus the first quarter of last year resulting in one more business day for the three months ended April 2, 2000 versus the three months ended April 4, 1999. On a like day comparison to last year, same store sales were up 4.7% for the three months ended April 2, 2000 versus the three months ended April 4, 1999.

2.      Gross Profit

        Gross profit increased 12.1% (or $4.6 million) from $38.3 million for the three months ended April 4, 1999 to $42.9 million for the three months ended April 2, 2000, reflecting increased sales discussed above and improved gross profit margin. Gross profit margin increased from 32.7% of sales for the three-month period in 1999 to 33.1% for the comparable three-month period this year. The improvement is a result of positive comparisons in many of the Company's product categories.

3.      Operating Expenses

        Selling and administrative expenses increased 10.0% (or $3.2 million) from $31.7 million for the three months ended April 4, 1999 to $34.9 million for the three months ended April 2, 2000, reflecting the increase in the Company's store count between periods. As a percentage of sales, selling and administrative expenses decreased from 27.1% for the 1999 period to 26.9% of sales in the 2000 period primarily reflecting the impact of the Easter holiday which resulted in one more day of sales during the quarter ended April 2, 2000.

        Depreciation and amortization decreased 2.1% (or $0.1 million) from $2.4 million for the prior year period to $2.3 million for the three months ended April 2, 2000.

4.      Interest Expense

        Interest expense, net decreased 4.7% (or $0.2 million) from $4.5 million for the prior year period to $4.3 million for the three months ended April 2, 2000. This decrease reflected lower average borrowing rates during the first quarter of 2000 versus the same period last year as the Company bought back Senior Notes using excess liquidity from its lower cost CIT Credit Facility. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

5.      Income Taxes

        The Company's income tax benefit decreased from $0.1 million for the prior year period to income tax expense of $0.5 million for the three months ended April 2, 2000, reflecting a change from a pre-tax loss to pre-tax income between years. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income (loss) for the period. The effective tax rate is subject to ongoing evaluation by management.

6.      Extraordinary Gain From Early Extinguishment of Debt

        There was an extraordinary gain of $0.04 million, net of taxes, for the three months ended April 2, 2000, in connection with the repurchase of $5.75 million face value of the Company's previously outstanding Senior Notes. The gain on retirement, net of deferred costs related to the Senior Notes was $0.04 million, net of related income taxes of $0.02 million. There was no such extraordinary gain for the same period last year.

7.      Net Income

        Net income for the three months ended April 2, 2000 increased $1.1 million from a net loss of $0.2 million for the three months ended April 4, 1999 to net income of $0.9 million for the three months ended April 2, 2000. This increase reflects the positive sales and margin results achieved during the three months ended April 2, 2000.

8.      Earnings Before Interest, Taxes, Depreciation and Amortization
        ("EBITDA")

        EBITDA increased 22.1% (or $1.4 million) from $6.6 million for the three months ended April 4, 1999 to $8.0 million for the three months ended April 2, 2000. This improvement reflects the positive sales and margin results achieved during the three months ended April 2, 2000 compared to the three months ended April 4, 1999.



LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of April 2, 2000 was approximately $163.2 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes.

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

        In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of Series A 10 7/8% Senior Notes due 2007, requiring semi-annual interest payments. These notes were subsequently exchanged for a like aggregate principal amount of Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"), having substantially identical terms. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007. The Company repurchased and retired $19.1 million face value of the Senior Notes during the 1999 fiscal period and $5.75 million face value of the Senior Notes during the first quarter of 2000. Subsequent to April 2, 2000, the Company repurchased and retired an additional $2.0 million face value of Senior Notes.

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

        Net cash used in operating activities changed from net cash used of $0.7 million for the 13 weeks ended April 4, 1999 to net cash used of $2.9 million for the 13 weeks ended April 2, 2000, primarily reflecting the $3.0 million payment of estimated state and federal income taxes in the 13 weeks ended April 2, 2000 versus no payment during the 13 week period last year.

        Net cash provided by financing activities changed from net cash provided of $5.3 million last year to net cash provided of $4.6 million for the three months ended April 2, 2000. As of April 2, 2000, the Company had borrowings of $50.4 million and letter of credit commitments of $3.7 million outstanding under the CIT Credit Facility, and $105.7 million of Senior Notes outstanding. These balances compared to borrowings of $28.6 million and letter of credit commitments of $4.0 million outstanding under the CIT Credit Facility, and $130.4 million of Senior Notes outstanding as of April 4, 1999. Cash totaled $0.3 million at April 2, 2000 compared to $0.8 million at April 4, 1999.

        Capital expenditures decreased from $2.4 million for the three months ended April 4, 1999 to $1.4 million for the three months ended April 2, 2000. Management expects capital expenditures for the current fiscal year will range from $10 to $11 million to be used primarily to fund the opening of 15 to 20 new stores (of which 1 has already been opened), as well as approximately $1.5 million in remaining additional expenses for the installation of new point-of-sale registers and software in the Company's stores. The Company incurred approximately $2.5 million in expenditures related to this project in Fiscal 1999.

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

IMPACT  OF ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board issued Statement No. 133, (Accounting for Derivative Instruments and Hedging Activities) effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. Management believes that the adoption of SFAS No. 133 will not impact the financial statements of the Company.



SEASONALITY

        The Company's business is seasonal in nature. As a result, the Company's results of operations are likely to vary during its fiscal year. Historically, the Company's revenues and income are highest during its fourth quarter, due to industry wide holiday retail sales trends. The fourth quarter contributed 27.3% in 1999 and 27.8% in 1998 of fiscal year net sales and 35.1% in 1999 and 32.9% in 1998 of fiscal year EBITDA. Any decrease in sales for such period could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.



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

        -----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BIG 5 CORP.
                                            A DELAWARE CORPORATION







Date: 5/11/00                               By: /s/ STEVEN G. MILLER
                                               ---------------------------------
                                            Steven G. Miller
                                            President and
                                            Chief Operating Officer




Date: 5/11/00                               By: /s/ CHARLES P. KIRK
                                               ---------------------------------
                                            Charles P. Kirk
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)