Form 10-Q
period 2000-07-02
BIG 5 CORP /CA/
filed 2000-08-15
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended July 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.


        For the transition period from _____________ to ____________________

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


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at August 15, 2000.

                                   BIG 5 CORP.

                                      INDEX


                                                                              Page No.
                                                                              --------
Title Page                                                                       1

Index                                                                            2

PART I -FINANCIAL INFORMATION

    Item 1.    Condensed Financial Statements (Unaudited)

               Condensed Balance Sheets - July 2, 2000 and
               January 2, 2000                                                   3

               Condensed Statements of Operations -
               Three months and six months ended July 2, 2000 and
               July 4, 1999                                                      4

               Condensed Statements of Cash Flows -
               Six months ended July 2, 2000 and
               July 4, 1999                                                      5

               Notes to Condensed Financial Statements                           6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               7-14

     Item 3.   Market Risk Disclosure                                            14


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                                 15

     Item 2.   Changes in Securities                                             15

     Item 3.   Defaults Upon Senior Securities                                   15

     Item 4.   Submission of Matters to a Vote of
               Security-Holders                                                  15

     Item 5.   Other Information                                                 15

     Item 6.   Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                       16

                                   BIG 5 CORP.

                            Condensed Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    July 2,        January 2,
                                                                     2000            2000
                                                                   ---------       ---------
Assets

Current assets:
   Cash and cash equivalents                                          $   --          $   --
   Trade and other receivables, net of allowance for doubtful
      accounts of $132 and $93, respectively                           4,632           6,405
   Merchandise inventories                                           169,536         155,283
   Prepaid expenses                                                    1,509           1,435
                                                                   ---------       ---------

                    Total current assets                             175,677         163,123
                                                                   ---------       ---------

Property and equipment:
   Land                                                                  186             186
   Buildings and improvements                                         24,261          22,885
   Furniture and equipment                                            47,813          45,396
   Less accumulated depreciation and amortization                    (35,012)        (32,910)
                                                                   ---------       ---------

                    Net property and equipment                        37,248          35,557
                                                                   ---------       ---------


Deferred income taxes, net                                             7,824           7,824
Leasehold interest, net of accumulated amortization of
   $18,497 and $17,452 respectively                                   10,237          11,131
Other assets, at cost, less accumulated
   amortization of  $1,340 and  $1,015, respectively                   9,063           8,903
Goodwill, less accumulated amortization of $1,742
   and $1,618, respectively                                            4,803           4,927
                                                                   ---------       ---------
                                                                   $ 244,852       $ 231,465
                                                                   =========       =========


Liabilities and Stockholder's Deficit

Current liabilities:

     Accounts payable                                              $  61,267       $  51,087
     Accrued expenses                                                 31,724          39,955
                                                                   ---------       ---------

                    Total current liabilities                         92,991          91,042
                                                                   ---------       ---------


Deferred rent                                                          7,348           7,159
Long-term debt                                                       158,335         151,309
                                                                   ---------       ---------

                     Total liabilities                               258,674         249,510
                                                                   ---------       ---------

Commitments and contingencies

Stockholder's deficit:

    Common stock, $.01 par value.  Authorized 3,000
      shares; issued and outstanding 1,000 shares                         --              --
    Additional paid-in capital                                        40,639          40,639
    Accumulated deficit                                              (54,461)        (58,684)
                                                                   ---------       ---------

                    Total stockholder's deficit                      (13,822)        (18,045)
                                                                   ---------       ---------
                                                                   $ 244,852       $ 231,465
                                                                   =========       =========


See accompanying notes to condensed financial statements

                                   BIG 5 CORP.

                       Condensed Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)


                                                    Three Months Ended             Six Months Ended
                                                --------------------------  ---------------------------
                                                July 2, 2000  July 4, 1999  July 2, 2000   July 4, 1999
                                                ------------  ------------  ------------   ------------
Net sales                                         $137,271      $125,579      $266,984      $242,676
Cost of goods sold, buying and
    occupancy                                       88,877        81,722       175,702       160,550
                                                  --------      --------      --------      --------

Gross profit                                        48,394        43,857        91,282        82,126
                                                  --------      --------      --------      --------

Operating expenses:
    Selling and administration                      36,039        32,700        70,914        64,406
    Depreciation and amortization                    2,317         2,335         4,645         4,715
                                                  --------      --------      --------      --------

      Total operating expenses                      38,356        35,035        75,559        69,121
                                                  --------      --------      --------      --------

Operating income                                    10,038         8,822        15,723        13,005

Interest expense, net                                4,446         4,507         8,774         9,049
                                                  --------      --------      --------      --------

    Income before income taxes                       5,592         4,315         6,949         3,956

Income taxes                                         2,271         1,769         2,813         1,622
                                                  --------      --------      --------      --------

           Income before extraordinary gain          3,321         2,546         4,136         2,334

Extraordinary gain from early extinguishment
        of debt, net of income tax expense              51            --            87            --
                                                  --------      --------      --------      --------

                      Net income                  $  3,372      $  2,546      $  4,223      $  2,334
                                                  ========      ========      ========      ========


See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                        Condensed Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                  Six Months Ended
                                                                              ---------------------------
                                                                              July 2, 2000   July 4, 1999
                                                                              ------------   ------------
Cash flows from operating activities:
  Net income                                                                    $  4,223       $  2,334
  Adjustments to reconcile net income to net cash
    used by operating activities:
        Depreciation and amortization                                              4,645          4,715
        Amortization of deferred finance charge and discounts                         (3)           136
        Extraordinary gain from early extinguishment of debt                        (148)            --
        Change in assets and liabilities:
          Merchandise inventories                                                (14,253)       (17,208)
          Trade accounts receivable, net                                           1,773          2,902
          Prepaid expenses and other assets                                         (338)          (574)
          Accounts payable                                                         7,751          9,639
          Accrued expenses                                                        (8,231)        (3,653)
                                                                                --------       --------

                Net cash used in operating activities                             (4,581)        (1,709)
                                                                                --------       --------

Cash flows from investing activities:
  Purchases of property and equipment                                             (5,237)        (4,828)
  Purchase of long-term investments                                                   --         (1,363)
                                                                                --------       --------

                 Net cash used in investing activities                            (5,237)        (6,191)
                                                                                --------       --------

Cash flows from financing activities:
     Net (payment)/borrowings under revolving credit facilities, and other        17,157          7,900
     Repurchase of long-term debt                                                 (7,339)            --
                                                                                --------       --------

                Net cash provided by financing activities                          9,818          7,900
                                                                                --------       --------

                Net increase/(decrease) in cash and cash equivalents                  --             --

 Cash and cash equivalents at beginning of period                                     --             --
                                                                                --------       --------

 Cash and cash equivalents at end of period                                     $      0       $      0
                                                                                ========       ========


See accompanying notes to condensed financial statements

                                   BIG 5 CORP.


                Notes to Unaudited Condensed Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. Big 5 Corp. ("the Company") operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 236 stores at July 2, 2000 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah and Idaho.

2. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position as of July 2, 2000 and January 2, 2000 and the results of operations and cash flows for the periods ended July 2, 2000 and July 4, 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

3. These unaudited condensed financial statements should be read in conjunction with the Company's 1999 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

4. During the six months ended July 2, 2000, the Company repurchased and retired $7.75 million face value of the Company's Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"). The gain on retirement, net of deferred costs related to the Senior Notes was $0.1 million, net of related income tax expense.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.


THREE MONTHS ENDED JULY 2, 2000 VERSUS THREE MONTHS ENDED JULY 4, 1999

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                   Three Months Ended
                                     ---------------------------------------------
                                        July 2, 2000              July 4, 1999
                                     -------------------       -------------------
                                              (dollar amounts in thousands)
Net sales                            $137,271      100.0%      $125,579      100.0%
Cost of goods sold, buying and
   occupancy                           88,877       64.7         81,722       65.1
                                     --------      -----       --------      -----
Gross profit                           48,394       35.3         43,857       34.9
                                     --------      -----       --------      -----

Operating expenses:
  Selling and administrative           36,039       26.3         32,700       26.0
  Depreciation and amortization         2,317        1.7          2,335        1.9
                                     --------      -----       --------      -----
   Total operating expense             38,356       28.0         35,035       27.9
                                     --------      -----       --------      -----

   Operating income                    10,038        7.3          8,822        7.0
Interest expense, net                   4,446        3.2          4,507        3.6
                                     --------      -----       --------      -----
   Net income before
   income taxes                         5,592        4.1          4,315        3.4

Income taxes                            2,271        1.7          1,769        1.4
                                     --------      -----       --------      -----
    Income before
   extraordinary gain                   3,321        2.4          2,546        2.0

Extraordinary gain from early
   extinguishment of debt, net
   of income tax benefit                   51        0.1             --        0.0
                                     --------      -----       --------      -----

   Net income                        $  3,372        2.5%      $  2,546        2.0%
                                     ========      =====       ========      =====

   EBITDA (a)                        $ 12,355        9.0%      $ 11,157        8.9%
                                     ========      =====       ========      =====

(a) EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.


1.  Net Sales

    Net sales increased 9.3% (or $11.7 million) from $125.6 million reported for the three months ended July 4, 1999 to $137.3 million for the three months ended July 2, 2000. Same store sales (sales for stores open throughout the quarter in 2000 and 1999) increased 5.0%, representing the eighteenth consecutive quarter of same store sales increases. The Company's stores are closed on Easter, which fell in the second quarter this year versus the first quarter last year, resulting in one less business day for the three months ended July 2, 2000 versus the three months ended July 4, 1999. On a like day comparison to last year, same store sales were up 6.2% for the three months ended July 2, 2000 versus the three months ended July 4, 1999. Sales attributable to an increase in store count from 223 at July 4, 1999 to 236 at July 2, 2000 constituted the remainder of the 9.3% sales increase for the quarter.

2.  Gross Profit

    Gross profit increased 10.3% (or $4.5 million) from $43.9 million for the three months ended July 4, 1999 to $48.4 million for the three months ended July 2, 2000, reflecting the increased sales discussed above and improved gross product margins. Gross profit margin increased from 34.9% for the three months in 1999 to 35.3% for the comparable period this year. The improvement for the three months ended July 2, 2000 was due to positive comparisons in many of the Company's product categories.

3.  Operating Expenses

    Selling and administrative expenses increased 10.2% (or $3.3 million) from $32.7 million for the three months ended July 4, 1999 to $36.0 million for the three months ended July 2, 2000, reflecting the increase in the Company's store count between periods. As a percentage of sales, selling and administrative expenses increased from 26.0% in 1999 to 26.3% in 2000.

    Depreciation and amortization remained unchanged at $2.3 million for the three months ended July 2, 2000 compared to the prior year period.

4.  Interest Expense, Net

    Interest expense, net decreased 1.3% (or $0.1 million) from $4.5 million for the three months ended July 4, 1999 to $4.4 million for the three months ended July 2, 2000. This decrease reflected lower average interest rates during the second quarter of 2000 versus the same period last year as the Company bought back Senior Notes using excess liquidity from its lower cost CIT Credit Facility. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

5.  Income Taxes

    Income tax expense increased from $1.8 million for the prior year period to $2.3 million for the three months ended July 2, 2000, reflecting an increase in pre-tax income between years. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.  Extraordinary Gain From Early Extinguishment of Debt

    There was an extraordinary gain of $0.05 million, net of taxes and costs related to the Senior Notes, for the three months ended July 2, 2000. There was no such extraordinary gain for the same period last year.

7.  Net Income

    Net income for the three months ended July 2, 2000 increased 32.4% (or $0.8 million) from $2.5 million for the three months ended July 4, 1999 to $3.4 million for the three months ended July 2, 2000. This increase reflects the positive sales and margin results achieved during the three months ended July 2, 2000.

8.  Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

    EBITDA increased 10.7% (or $1.2 million) from $11.2 million for the three months ended July 4, 1999 to $12.4 million for the three months ended July 2, 2000. This improvement reflects the positive sales and margin results achieved during the three months ended July 2, 2000 compared to the three months ended July 4, 1999.

SIX MONTHS ENDED JULY 2, 2000 VERSUS SIX MONTHS ENDED JULY 4, 1999

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


                                                     Six Months Ended
                                      ---------------------------------------------
                                         July 2, 2000               July 4, 1999
                                      -------------------       -------------------
                                              (dollar amounts in thousands)
Net sales                             $266,984      100.0%      $242,676      100.0%
Cost of goods sold, buying and
   occupancy                           175,702       65.8        160,550       66.2
                                      --------      -----       --------      -----
Gross profit                            91,282       34.2         82,126       33.8
                                      --------      -----       --------      -----

Operating expenses:
   Selling and administration           70,914       26.6         64,406       26.5
   Depreciation and amortization         4,645        1.7          4,715        1.9
                                      --------      -----       --------      -----
    Total operating expense             75,559       28.3         69,121       28.4
                                      --------      -----       --------      -----

     Operating income                   15,723        5.9         13,005        5.4
Interest expense, net                    8,774        3.3          9,049        3.7
                                      --------      -----       --------      -----
   Net income before
   income taxes                          6,949        2.6          3,956        1.7

Income taxes                             2,813        1.1          1,622        0.7
                                      --------      -----       --------      -----
  Income before
   extraordinary gain                    4,136        1.5          2,334        1.0

Extraordinary gain from early
   extinguishment of debt, net
   of income tax benefit                    87        0.1             --        0.0
                                      --------      -----       --------      -----

Net income                            $  4,223        1.6%      $  2,334        1.0%
                                      ========      =====       ========      =====

EBITDA (a)                            $ 20,368        7.6%      $ 17,720        7.3%
                                      ========      =====       ========      =====

(a) EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense and non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

1.  Net Sales

    Net sales increased 10.0% (or $24.3 million) from $242.7 million reported for the six months ended July 4, 1999 to $267.0 million for the six months ended July 2, 2000. Same store sales (sales for stores open throughout the six months in 2000 and 1999) increased 5.6% compared with the same period last year. Sales attributable to an increase in store count from 223 at July 4, 1999 to 236 at July 2, 2000 constituted the remainder of the 10.0% sales increase.

2.  Gross Profit

    Gross profit increased 11.1% (or $9.2 million) from $82.1 million for the six months ended July 4, 1999 to $91.3 million for the six months ended July 2, 2000, reflecting the increased sales discussed above and improved gross product margins. Gross profit margin increased from 33.8% for the first six months in 1999 to 34.2% for the comparable period this year. The improvement in gross profit margin for the six months ended July 2, 2000 was due to positive comparisons in many of the Company's product categories.

3.  Operating Expenses

    Selling and administrative expenses increased 10.1% (or $6.5 million) from $64.4 million for the six months ended July 4, 1999 to $70.9 million for the six months ended July 2, 2000. This increase resulted primarily from an increase in the Company's store base from 223 stores last year to 236 at July 2, 2000. When measured as a percentage of sales, selling and administrative expenses increased from 26.5% in 1999 to 26.6% in 2000.

    Depreciation and amortization decreased 1.5% (or $0.1 million) from $4.7 million for the prior year period to $4.6 million for the six months ended July 2, 2000.

4.  Interest Expense, Net

    Interest expense, net decreased 3.0% (or $0.2 million) from $9.0 million for the prior year period to $8.8 million for the six months ended July 2, 2000. This decrease reflected lower average interest rates during the first six months of 2000 versus the same period last year as the Company bought back Senior Notes using excess liquidity from its lower cost CIT Credit Facility. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

5.  Income Taxes

    Income tax expense was $2.8 million for the six months ended July 2, 2000 versus $1.6 million for the same period last year, reflecting an increase in pre-tax income between years. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.  Extraordinary Gain From Early Extinguishment of Debt

    There was an extraordinary gain of $0.1 million, net of taxes and costs related to the Senior Notes, for the six months ended July 2, 2000. There was no such extraordinary gain for the same period last year.

7.  Net Income

    Net income for the six months ended July 2, 2000 increased 80.9% (or
    $1.9 million) from $2.3 million for the six months ended July 4, 1999 to $4.2 million for the six months ended July 2, 2000. This improvement reflects the positive sales and margin results and lower interest expense achieved during the six months ended July 2, 2000.


8.  Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

    EBITDA increased 14.9% (or $2.7 million) from $17.7 million for the six months ended July 4, 1999 to $20.4 million for the six months ended July 2, 2000. This improvement reflects the positive sales and margin results achieved during the six months ended July 2, 2000.



LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of July 2, 2000 was approximately $159.5 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes.

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

        In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of Series A 10 7/8% Senior Notes due 2007, requiring semi-annual interest payments. These notes were subsequently exchanged for a like aggregate principal amount of Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"), having substantially identical terms. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007. The Company repurchased and retired $19.1 million face value of the Senior Notes during the 1999 fiscal period and $7.75 million face value of the Senior Notes during the six months ended July 2, 2000.

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

        Net cash used in operating activities changed from net cash used of $1.7 million for the 26 weeks ended July 4, 1999 to net cash used of $4.6 million for the 26 weeks ended July 2, 2000, primarily reflecting $3.9 million in payments of estimated state and federal income taxes in the six months ended July 2, 2000 versus $0.06 million during the six month period last year.

        Net cash provided by financing activities changed from net cash provided of $7.9 million last year to net cash provided of $9.8 million for the six months ended July 2, 2000. As of July 2, 2000, the Company had borrowings of $54.6 million and letter of credit commitments of $5.0 million outstanding under the CIT Credit Facility, and $103.8 million of Senior Notes outstanding. These balances compared to borrowings of $30.5 million and letter of credit commitments $3.7 million outstanding under the CIT Credit Facility, and $130.5 million of Senior Notes outstanding as of July 4, 1999. There were no cash and cash equivalents at both July 2, 2000 and at July 4, 1999.

        Capital expenditures increased from $4.8 million for the six months ended July 4, 1999 to $5.2 million for the six months ended July 2, 2000. Management expects capital expenditures for the current fiscal year will range from $10 to $11 million and will be used primarily to fund the opening of approximately 16 new stores (of which 2 have already been opened), as well as approximately $1.5 million in remaining additional expenses for the installation of new point-of-sale registers and software in the Company's stores. The Company incurred approximately $2.5 million in expenditures related to this project in Fiscal 1999.

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

SEASONALITY

        The Company's business is seasonal in nature. As a result, the Company's results of operations are likely to vary during its fiscal year. Historically, revenues and income are highest during fourth quarters, due to industry-wide holiday retail sales trends. The fourth quarter contributed 27.3% in 1999 and 27.8% in 1998 of fiscal year net sales and 35.1% in 1999 and 32.9% in 1998 of fiscal year EBITDA. Any decrease in sales for such period could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.



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



                                            BIG 5 CORP.
                                            A DELAWARE CORPORATION







Date: 8/15/00                              By: /S/ STEVEN G. MILLER
                                              ----------------------------------
                                              Steven G. Miller
                                              President and
                                              Chief Operating Officer





Date: 8/15/00                              By: /S/ CHARLES P. KIRK
                                              ----------------------------------
                                              Charles P. Kirk
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)