Form 10-Q
period 2000-10-01
BIG 5 CORP /CA/
filed 2000-11-14
CIK 901138

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

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


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at November 14, 2000.

                                   BIG 5 CORP.

                                      INDEX

                                                                              Page No.
                                                                              --------
Title Page                                                                        1

Index                                                                             2

PART I -FINANCIAL INFORMATION

    Item 1.       Condensed Financial Statements (Unaudited)

                  Condensed Balance Sheet - October 1, 2000 and
                  January 2, 2000                                                 3

                  Condensed Statements of Operations - Three months and nine
                  months ended October 1, 2000 and October 3, 1999                4

                  Condensed Statements of Cash Flows - Nine months ended
                  October 1, 2000 and October 3, 1999                             5

                  Notes to Condensed Financial Statements                         6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             7-14

     Item 3.      Market Risk Disclosure                                          14


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                               15

     Item 2.      Changes in Securities                                           15

     Item 3.      Defaults Upon Senior Securities                                 15

     Item 4.      Submission of Matters to a Vote of
                  Security-Holders                                                15

     Item 5.      Other Information                                               15

     Item 6.      Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                        16

                                   BIG 5 CORP.

                            Condensed Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     October 1,         January 2,
                                                                        2000              2000
                                                                     ---------         ---------
Assets

Current assets:
   Cash and cash equivalents                                         $    --           $    --
   Trade and other receivables, net of allowance for doubtful
      accounts of $224 and $93, respectively                             3,481             6,405
   Merchandise inventories                                             173,182           155,283
   Prepaid expenses                                                      1,334             1,435
                                                                     ---------         ---------

                    Total current assets                               177,997           163,123
                                                                     ---------         ---------

Property and equipment:
   Land                                                                    186               186
   Buildings and improvements                                           25,418            22,885
   Furniture and equipment                                              48,403            45,396
   Less accumulated depreciation and amortization                      (36,125)          (32,910)
                                                                     ---------         ---------

                    Net property and equipment                          37,882            35,557
                                                                     ---------         ---------


Deferred income taxes, net                                               7,824             7,824
Leasehold interest, net of accumulated amortization of
   $18,942 and $17,452 respectively                                      9,792            11,131
Other assets, at cost, less accumulated
   amortization of $1,513 and $1,015, respectively                       9,148             8,903
Goodwill, less accumulated amortization of $1,803
   and $1,618, respectively                                              4,741             4,927
                                                                     ---------         ---------
                                                                     $ 247,384         $ 231,465
                                                                     =========         =========

Liabilities and Stockholder's Deficit

Current liabilities:
     Accounts payable                                                $  64,784         $  51,087
     Accrued expenses                                                   35,451            39,955
                                                                     ---------         ---------

                    Total current liabilities                          100,235            91,042
                                                                     ---------         ---------

Deferred rent                                                            7,440             7,159
Long-term debt                                                         150,342           151,309
                                                                     ---------         ---------

                     Total liabilities                                 258,017           249,510
                                                                     ---------         ---------

Commitments and contingencies

Stockholder's deficit:

     Common stock, $.01 par value.  Authorized 3,000
     shares; issued and outstanding 1,000 shares                          --                --
    Additional paid-in capital                                          40,639            40,639
    Accumulated deficit                                                (51,272)          (58,684)
                                                                     ---------         ---------

                    Total stockholder's deficit                        (10,633)          (18,045)
                                                                     ---------         ---------

                                                                     $ 247,384         $ 231,465
                                                                     =========         =========



See accompanying notes to condensed financial statements

                                   BIG 5 CORP.


                       Condensed Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)


                                                               Three Months Ended               Nine Months Ended
                                                       --------------------------------   --------------------------------
                                                       October 1, 2000  October 3, 1999   October 1, 2000  October 3, 1999
                                                       ---------------  ---------------   ---------------  ---------------
Net sales                                                  $146,169        $ 131,440         $413,153        $ 374,116
Cost of goods sold, buying and
    occupancy                                                97,256           88,400          272,960          248,950
                                                           --------        ---------         --------        ---------

Gross profit                                                 48,913           43,040          140,193          125,166
                                                           --------        ---------         --------        ---------

Operating expenses:
    Selling and administration                               36,967           33,730          107,881           98,136
    Depreciation and amortization                             2,325            2,386            6,970            7,101
                                                           --------        ---------         --------        ---------

      Total operating expenses                               39,292           36,116          114,851          105,237
                                                           --------        ---------         --------        ---------

Operating income                                              9,621            6,924           25,342           19,929

Interest expense, net                                         4,156            4,339           12,930           13,388

                                                           --------        ---------         --------        ---------

    Income before income taxes                                5,465            2,585           12,412            6,541

Income taxes                                                  2,274            1,059            5,087            2,681
                                                           --------        ---------         --------        ---------

    Income before extraordinary loss                          3,191            1,526            7,325            3,860

Extraordinary gain/(loss) from early extinguishment
     of debt, net of income tax benefit                        --               (346)              87             (346)
                                                           --------        ---------         --------        ---------

           Net income                                      $  3,191        $   1,180         $  7,412        $   3,514
                                                           ========        =========         ========        =========


See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                        Condensed Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                              Nine Months Ended
                                                                        --------------------------------
                                                                        October 1, 2000  October 3, 1999
                                                                        ---------------  ---------------
Cash flows from operating activities:
  Net income                                                                $  7,412         $  3,514
  Adjustments to reconcile net income to net cash
    provided/(used) by operating activities:
        Depreciation and amortization                                          6,970            7,101
        Amortization of deferred finance charge and discounts                    (27)              67
        Extraordinary loss/(gain) from early extinguishment of debt             (148)             586
        Change in assets and liabilities:
          Merchandise inventories                                            (17,899)         (15,561)
          Trade accounts receivable, net                                       2,924            3,796
          Prepaid expenses and other assets                                     (180)            (584)
          Accounts payable                                                     8,311            3,076
          Accrued expenses                                                    (4,504)           1,154
                                                                            --------         --------

                Net cash provided by operating activities                      2,859            3,149
                                                                            --------         --------

Cash flows from investing activities:
  Purchases of property and equipment                                         (7,641)          (8,037)
  Purchase of long-term investments                                                0           (1,363)
                                                                            --------         --------

                 Net cash used in investing activities                        (7,641)          (9,400)
                                                                            --------         --------

Cash flows from financing activities:
     Net borrowings under revolving credit facilities, and other              12,121           21,190
     Repurchase of Senior Notes                                               (7,339)         (14,939)
                                                                            --------         --------

                Net cash provided by financing activities                      4,782            6,251
                                                                            --------         --------

                Net increase/(decrease) in cash and cash equivalents               0                0

 Cash and cash equivalents at beginning of period                                  0                0
                                                                            --------         --------

 Cash and cash equivalents at end of period                                 $      0         $      0
                                                                            ========         ========



See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                Notes to Unaudited Condensed Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. Big 5 Corp. ("the Company") operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 240 stores at October 1, 2000 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah and Idaho.

2. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position as of October 1, 2000 and January 2, 2000 and the results of operations and cash flows for the three and nine-month periods ended October 1, 2000 and October 3, 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

3. These unaudited condensed financial statements should be read in conjunction with the Company's 1999 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

4. During the nine months ended October 1, 2000, the Company repurchased and retired $7.75 million face value of the Company's Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"). The gain on retirement, net of income tax expense and deferred costs related to the Senior Notes was $0.1 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.


THREE MONTHS ENDED OCTOBER 1, 2000 VERSUS THREE MONTHS ENDED OCTOBER 3, 1999

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


                                                           Three Months Ended
                                           -----------------------------------------------------
                                              October 1, 2000                October 3, 1999
                                           ----------------------        -----------------------
Net sales                                  $146,169        100.0%        $ 131,440         100.0%
Cost of goods sold, buying and
      occupancy                              97,256         66.5            88,400          67.3
                                           --------        -----         ---------         -----
Gross profit                                 48,913         33.5            43,040          32.7
                                           --------        -----         ---------         -----

Operating expenses:
      Selling and administrative             36,967         25.3            33,730          25.7
      Depreciation and amortization           2,325          1.6             2,386           1.8
                                           --------        -----         ---------         -----
          Total operating expense            39,292         26.9            36,116          27.5
                                           --------        -----         ---------         -----

          Operating income                    9,621          6.6             6,924           5.3
Interest expense, net                         4,156          2.8             4,339           3.3
                                           --------        -----         ---------         -----
          Income before
             income taxes                     5,465          3.8             2,585           2.0

Income taxes                                  2,274          1.6             1,059           0.8
                                           --------        -----         ---------         -----
          Income before
             extraordinary loss               3,191          2.2             1,526           1.2

Extraordinary loss from early
        extinguishment of debt, net
        of income tax benefit                  --            0.0              (346)         (0.3)
                                           --------        -----         ---------         -----

          Net income                       $  3,191          2.2%        $   1,180           0.9%
                                           ========        =====         =========         =====

          EBITDA (a)                       $ 11,946          8.2%        $   9,310           7.1%
                                           ========        =====         =========         =====

(a) EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000), and where relevant to the period referenced, extraordinary loss from early extinguishment of debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.


1.   Net Sales

     Net sales increased 11.2% (or $14.8 million) from $131.4 million reported for the three months ended October 3, 1999 to $146.2 million for the three months ended October 1, 2000. Same store sales (sales for stores open throughout the quarter in 2000 and 1999) increased 7.2%, representing the nineteenth consecutive quarter of positive same store comparisons. Sales attributable to an increase in store count from 225 at October 3, 1999 to 240 at October 1, 2000 constituted the remainder of the 11.2% sales increase for the quarter.

2.   Gross Profit

     Gross profit increased 13.6% (or $5.9 million) from $43.0 million for the three months ended October 3, 1999 to $48.9 million for the three months ended October 1, 2000, reflecting increased sales and improved product margins. Gross profit margin increased from 32.7% of sales for the three months in 1999 to 33.5% of sales for the three months in 2000. The improvement for the three months ended October 1, 2000 was due to positive comparisons in many of the Company's product categories.

3.   Operating Expenses

     Selling and administrative expenses increased 9.6% (or $3.3 million) from $33.7 million for the three months ended October 3, 1999 to $37.0 million for the three months ended October 1, 2000, primarily reflecting the increase in the Company's store count between periods. As a percentage of sales, selling and administrative expenses decreased from 25.7% of sales for the 1999 period to 25.3% of sales in the 2000 period.

     Depreciation and amortization decreased 2.6% (or $0.1 million) from $2.4 million for the three months ended October 3, 1999 to $2.3 million for the three months ended October 1, 2000.

4.   Interest Expense, Net

     Interest expense, net decreased 4.2% (or $0.1 million) from $4.3 million for the prior year period to $4.2 million for the three months ended October 1, 2000. This decrease reflected a lower weighted average interest rate during the third quarter of 2000 versus the same period last year as the Company bought back Senior Notes using excess liquidity from its lower cost CIT Credit Facility. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

5.   Income Taxes

     Income tax expense increased from $1.1 million for the prior year period to $2.3 million for the three months ended October 1, 2000, reflecting an increase in pre-tax income between years. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.   Extraordinary Loss from Early Extinguishment of Debt

     There was no extraordinary loss for the three months ended October 1, 2000. There was an extraordinary loss of $0.3 million, net of taxes, for the three months ended October 3, 1999, in connection with the repurchase of $15 million face value of the Company's previously outstanding Senior Notes. Recognition of deferred costs related to the Senior Notes resulted in an extraordinary loss of $0.3 million, net of related income taxes of $0.2 million.

7.   Net Income

     Net income for the three months ended October 1, 2000 increased 170.3% (or $2.0 million) from $1.2 million for the three months ended October 3, 1999 to $3.2 million for the three months ended October 1, 2000. This increase reflects the positive sales and margin results achieved during the three months ended October 1, 2000.

8.   Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

     EBITDA increased 28.3% (or $2.6 million) from $9.3 million for the three months ended October 3, 1999 to $11.9 million for the three months ended October 1, 2000. This improvement reflects the positive sales and margin results achieved during the three months ended October 1, 2000 compared to the three months ended October 3, 1999.

NINE MONTHS ENDED OCTOBER 1, 2000 VERSUS NINE MONTHS ENDED OCTOBER 3, 1999

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


                                                             Nine Months Ended
                                            ------------------------------------------------------
                                                October 1, 2000                October 3, 1999
                                            ----------------------        ------------------------
Net sales                                   $413,153        100.0%        $ 374,116         100.0%
Cost of goods sold, buying and
      occupancy                              272,960         66.1           248,950          66.5
                                            --------        -----         ---------         -----
Gross profit                                 140,193         33.9           125,166          33.5
                                            --------        -----         ---------         -----

Operating expenses:
      Selling and administration             107,881         26.1            98,136          26.2
      Depreciation and amortization            6,970          1.7             7,101           1.9
                                            --------        -----         ---------         -----
          Total operating expense            114,851         27.8           105,237          28.1
                                            --------        -----         ---------         -----

         Operating income                     25,342          6.1            19,929           5.3
Interest expense, net                         12,930          3.1            13,388           3.6
                                            --------        -----         ---------         -----
         Income before
             income taxes                     12,412          3.0             6,541           1.7

Income taxes                                   5,087          1.2             2,681           0.7
                                            --------        -----         ---------         -----
         Income before
             extraordinary loss                7,325          1.0             3,860           1.0

Extraordinary gain/(loss) from early
        extinguishment of debt, net
        of income tax benefit                     87          0.0              (346)         (0.1)
                                            --------        -----         ---------         -----

Net income                                  $  7,412          1.8%        $   3,514           0.9%
                                            ========        =====         =========         =====

EBITDA (a)                                  $ 32,312          7.8%        $  27,030           7.2%
                                            ========        =====         =========         =====

(a) EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000), and where relevant to the period referenced, extraordinary gain/(loss) from early extinguishment of debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

1.   Net Sales

     Net sales increased 10.4% (or $39.1 million) from $374.1 million reported for the nine months ended October 3, 1999 to $413.2 million for the nine months ended October 1, 2000. Same store sales (sales for stores open throughout the nine months in 2000 and 1999) increased 6.1% compared with the same period last year. Sales attributable to an increase in store count from 225 at October 3, 1999 to 240 at October 1, 2000 constituted the remainder of the 10.4% sales increase.

2.   Gross Profit

     Gross profit increased 12.0% (or $15.0 million) from $125.2 million for the nine months ended October 3, 1999 to $140.2 million for the nine months ended October 1, 2000, reflecting the increased sales discussed above and improved product margins. Gross profit margin increased from 33.5% of sales for the first nine months in 1999 to 33.9% for the comparable first nine months in 2000. The improvement in gross profit margin for the nine months ended October 1, 2000 was due to positive comparisons in many of the Company's product categories.

3.   Operating Expenses

     Selling and administrative expenses increased 9.9% (or $9.8 million) from $98.1 million for the nine months ended October 3, 1999 to $107.9 million for the nine months ended October 1, 2000. This increase resulted primarily from an increase in the Company's store base from 225 stores at October 3, 1999 to 240 at October 1, 2000. When measured as a percentage of sales, selling and administrative expenses decreased from 26.2% of sales during the 1999 period to 26.1% of sales during the 2000 period.

     Depreciation and amortization expense decreased 1.9% (or $0.1 million) from $7.1 million for the prior year period to $7.0 million for the nine months ended October 1, 2000.

4.   Interest Expense, Net

     Interest expense, net decreased 3.4% (or $0.5 million) from $13.4 million for the prior year period to $12.9 million for the nine months ended October 1, 2000. This decrease reflected a lower weighted average interest rate during the first nine months of 2000 versus the same period last year as the Company bought back Senior Notes using excess liquidity from its lower cost CIT Credit Facility. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

5.  Income Taxes

     Income tax expense was $5.1 million for the nine months ended October 1, 2000 versus $2.7 million for the same period last year, reflecting an increase in pre-tax income between years. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.   Extraordinary Gain/(Loss) from Early Extinguishment of Debt

     There was an extraordinary gain of $0.1 million, net of taxes and costs related to the repurchase of the Senior Notes, for the nine months ended October 1, 2000. There was an extraordinary loss of $0.3 million, net of taxes and costs related to the repurchase of the Senior Notes, for the nine months ended October 3, 1999.

7.    Net Income

      Net income increased 111.0% (or $3.9 million) from net income of $3.5 million for the nine months ended October 3, 1999 to net income of $7.4 million for the nine months ended October 1, 2000. This improvement reflects the positive sales and margin results and lower interest expense achieved during the nine months ended October 1, 2000.


8.   Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

     EBITDA increased 19.5% (or $5.3 million) from $27.0 million for the nine months ended October 3, 1999 to $32.3 million for the nine months ended October 1, 2000. This improvement reflects the positive sales and margin results achieved during the nine months ended October 1, 2000.



LIQUIDITY AND CAPITAL RESOURCES

             The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of October 1, 2000 was approximately $156.5 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes. Available borrowings on the CIT Credit Facility amounted to $48.7 million at October 1, 2000.

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

             In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of Series A 10 7/8% Senior Notes due 2007, requiring semi-annual interest payments. These notes were subsequently exchanged for a like aggregate principal amount of Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"), having substantially identical terms. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007. The Company repurchased and retired $19.1 million face value of the Senior Notes during the 1999 fiscal period and $7.75 million face value of the Senior Notes during the nine months ended October 1, 2000.

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

             Net cash provided by operating activities decreased from $3.1 million for the nine months ended October 3, 1999 to $2.9 million for the nine months ended October 1, 2000, primarily reflecting the increased payment of estimated state and federal income taxes partially offset by improved net income between periods for the nine months ended October 1, 2000.

             Net cash provided by financing activities decreased from $6.3 million last year to $4.8 million for the nine months ended October 1, 2000. As of October 1, 2000, the Company had borrowings of $46.6 million and letter of credit commitments of $6.4 million outstanding under the CIT Credit Facility, and $103.8 million of Senior Notes outstanding. These balances compared to borrowings of $39.8 million and letter of credit commitments of $6.9 million outstanding under the CIT Credit Facility and $115.5 million of Senior Notes outstanding as of October 3, 1999. There were no cash and cash equivalents at both October 1, 2000 and at October 3, 1999.

             Capital expenditures decreased from $8.0 million for the nine months ended October 3, 1999 to $7.6 million for the nine months ended October 1, 2000. Management expects capital expenditures for the current fiscal year will range from $10 to $11 million which will be used primarily to fund the opening of 15 new stores (of which 12 have already been opened as of the date of this filing), as well as approximately $1.5 million in remaining additional expenses for the installation of new point-of-sale registers and software for the Company's stores. The Company incurred approximately $2.5 million in expenditures related to this project in Fiscal 1999.

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



                                       BIG 5 CORP.,
                                       A DELAWARE CORPORATION








Date: 11/14/00                         By:  /S/ STEVEN G. MILLER
      --------                              ------------------------------------
                                       Steven G. Miller
                                       President and
                                       Chief Operating Officer






Date: 11/14/00                         By:  /S/ CHARLES P. KIRK
      --------                              ------------------------------------
                                       Charles P. Kirk
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)