Form 10-K405
period 2000-12-31
BIG 5 CORP /CA/
filed 2001-03-26
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $.01 par value, at March 26, 2001.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

ITEM 1:  BUSINESS

GENERAL

     Big 5 Corp. (the "Company" or "Big 5") is the leading sporting goods retailer in the Western United States, operating 249 stores under the "Big 5 Sporting Goods" name at December 31, 2000. Big 5 provides a full-line product offering of over 25,000 SKU's in a traditional sporting goods store format that averages 11,000 square feet. The Company's products include athletic shoes and apparel, tennis, golf, ski, snowboard, in-line skating, fitness, outdoor and team sports equipment for the competitive and recreational sporting goods customer. Big 5 offers customers attractive values on recognized brand-name merchandise at a wide variety of price points. Important brand-names offered by the Company include Nike, Reebok, Wilson, New Balance, Rollerblade, Coleman, Spalding, Adidas, Everlast, Rawlings, Easton and Columbia, among others. The Company augments its value image by emphasizing merchandise produced exclusively for the Company, and on a selective basis, opportunistic buys comprising first quality items, including overstock and close-out merchandise. These merchandise values are communicated weekly through print advertising created by the Company in order to generate store traffic and drive sales. For the twelve months ended December 31, 2000, the Company generated $571.5 million of revenue, $50.1 million of EBITDA (see "Selected Historical Financial Data") and a same store sales increase of 6.6% over the prior period. Through the period ended December 31, 2000, Big 5 has enjoyed 20 consecutive quarterly increases in same store sales over the comparable prior periods.

     Big 5 was founded in 1955 by Robert W. Miller, Maurie Liff and Harry Liff, with the establishment of five retail locations in Los Angeles, Burbank, Inglewood, Glendale and San Jose. The Company originally sold World War II surplus items including tents, sleeping bags, air mattresses, housewares, tools and other merchandise. Other sporting goods gradually entered the product mix and as a result, in 1963, the Company decided to become a sporting goods specialist and changed its trade name to "Big 5 Sporting Goods." In 1971, the Company was acquired by Thrifty Corporation ("Thrifty"), which was subsequently purchased by Pacific Enterprises ("PE") in 1986. Throughout these changes in ownership, management remained relatively constant and in 1992, management in conjunction with Leonard Green & Partners, LP ("LGP") bought the Company. In October 1997, Big 5 Holdings Corp., the parent corporation of the Company ("Parent"), Robert W. Miller, Steven G. Miller and Green Equity Investors, LP ("GEI") agreed to a Plan of Recapitalization and Stock Repurchase Agreement (the "Recapitalization Agreement") which resulted in existing management and employees of the Company (and members of their families) beneficially owning the majority of Parent. Several transactions (collectively referred to as the "Recapitalization") were effected pursuant to the Recapitalization Agreement, including the reincorporation of the Company in Delaware as Big 5 Corp. See "Liquidity and Capital Resources" for a description of the Recapitalization.

MERCHANDISING

     Offering approximately 25,000 SKUs, the typical Big 5 Sporting Goods store targets the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points. The Company believes its long history of success is attributable to its adherence to a consistent merchandising strategy, the key elements of which are summarized below:

     Delivering Consistent Value to Consumers. The Company offers consistent value to consumers by offering a distinctive combination of in-line products, "special make-up" merchandise (produced exclusively for the Company under a manufacturer's brand name), private label merchandise and opportunistic buys. The Company offers this consistent value to its customers while maintaining strong margins as a result of its ability to purchase in large quantities and quickly adjust this combination of merchandise to take advantage of purchasing opportunities. Through its 45 years of operations, the Company has developed specific expertise in selling its particular mix of these products, thereby building the Company's price image, driving its weekly print advertisements and creating retail traffic.

     The Company sources its in-line branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands carried by the Company:


     Adidas            Everlast               K2                 Remington              Speedo
     Bauer             Fila                   New Balance        Rollerblade            Titleist
     Bushnell          Franklin               Nike               Russell Athletic       Wilson
     Casio             Head                   Prince             Saucony                Winchester
     Coleman           Hillerich & Bradsby    Rawlings           Shakespeare            Zebco
     Columbia          Icon (Proform)         Razor              Shimano
     Easton            Jansport               Reebok             Spalding



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

     Offering a Customized Product Assortment. Through its 45 years of experience across different demographic, economic and competitive markets, the Company's management has refined its merchandising strategy to increase sales by offering a selection of goods that meets customer demands while managing inventory levels. The Company believes it provides consumers with a merchandise offering that compares favorably to its competitors, including the superstores, in terms of category selection. A goal of the Company's merchandising strategy is to offer a customized and selected assortment of products, which enables the consumer to comparison shop at a Big 5 store without being overwhelmed by a large number of different products in any one category. The Company tailors its merchandise selection and quantity on a store-by-store basis in order to satisfy each region's specific needs and buying habits.

     The Company's buyers work closely with senior management to determine the product selection, promotion and pricing of the merchandise mix. The Company utilizes an integrated merchandising, distribution and financial information system. Management uses the information provided to continually refine its merchandise mix, pricing strategy, advertising effectiveness and inventory levels.

     Market Leader in Markets Served. The Company has built a recognized franchise by establishing a strong presence in its markets and by consistently promoting quality brand-name products at attractive prices. The Company concentrates its stores within its markets in a manner which provides economies of scale in advertising and distribution as well as increased customer awareness of the Big 5 name.

ADVERTISING

     The Company believes that the consistency and reach of Big 5's print advertising programs have created high customer awareness of Big 5. Through years of focused advertising, Big 5 has reinforced its reputation for providing quality products at attractive prices. The Company attempts to highlight a broad range of merchandise categories in every advertisement to maintain customer awareness of its full-line product offering. The Company's advertising message is reinforced 52 weeks a year in the form of newspaper inserts or mailers, typically consisting of four standard pages using color photography. The Company believes that its print advertising consistently reaches more households in its major markets than does the print advertising of its competitors. The Company's effectiveness in communicating the product values it offers is evidenced by the fact that typically 40% of sales have been products included in these weekly advertisements.

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

EXPANSION AND STORE DEVELOPMENT

     The Company's expansion has been systematic and designed to take advantage of Big 5's name recognition and to capitalize on the Company's economical store format and distinctive merchandise mix. Throughout the Company's history, management has emphasized careful site selection and controlled growth. Over the past five fiscal years, the Company has added 60 stores (12 new stores annually on average), of which 68% were outside of California where the Company currently operates 159 of its 249 stores. The following table sets forth certain information regarding the Company's expansion program during the periods indicated:


                                                                No. Of Stores
                 Year                New Stores    Closures     at Period End
                 ----                ----------    --------     -------------
     1996 ..........................       4           --             196
     1997 ..........................      14           --             210
     1998 ..........................      12            (1)           221
     1999 ..........................      15            (2)           234
     2000 ..........................      15           --             249


     The Company has identified numerous expansion opportunities to further penetrate its mature markets, develop recently entered markets and expand into new contiguous market areas with similar demographic, competitive and economic profiles as its existing markets. The typical Big 5 store size provides the Company with a large selection of locations for new store placement, which in turn, allows the Company to open stores conveniently located to the customer. Continuing its controlled growth strategy, the Company plans on opening approximately 15-20 stores annually over the next five years. This expansion plan is designed to take advantage of the growing economies of the Company's existing and recently entered markets and to capitalize on opportunities in fast growing new markets.

     Big 5's store format requires a low investment in fixtures and equipment (approximately $350,000), working capital (approximately $500,000, of which one-third is typically financed by vendors) and real estate (leased, "built-to-suit" locations). The Company's leases generally require the lessor, rather than the Company, to fund all or a significant portion of the capital expenditures related to new store construction and costs of improvements. The Company expects that the net cash generated from operations, together with borrowings under the CIT Credit Facility (see "Liquidity and Capital Resources"), will enable the Company to finance the expenditures related to its planned expansion.

MANAGEMENT INFORMATION SYSTEMS

     Big 5 believes its ability to generate an efficiently stocked merchandise selection and store inventory level that satisfies customer demands while effectively managing inventory levels is a critical component of its merchandising strategy. The Company is able to execute this strategy as a result of its effective use of its integrated management information systems, called the COACH (Customer Oriented Approach for Continued High-Performance) system.

     The COACH system provides the Company with valuable inventory tracking information through the implementation of store-level perpetual inventories. Each store has a unique inventory model that allows the Company to maximize inventory mix at the store level. The COACH system also includes a local area network that connects all corporate users to electronic mail, scheduling and the host AS/400 system. The host system and the Company's stores are linked by a network that provides satellite communications for credit card, in-house tender authorization, and daily polling of sales at the store level. In Big 5's distribution center, radio frequency terminals are used in the areas of receiving, stock putaway, stock movement, order filling, cycle counting and inventory management. At the store level radio frequency, hand-held terminals are used to assist in store ordering, receiving transfers and perpetual inventories. Management believes its use of these systems is more extensive, disciplined and sophisticated than that of many of its competitors.

     During Fiscal 1999 the Company embarked on a project to replace the existing 10 plus year-old technology point-of-sale (POS) registers component of the COACH system with new hardware and software. The new system utilizes state of the art hardware based on a Microsoft Windows NT operating system, which enables the Company to utilize a variety of readily available Windows applications in conjunction with the JDA POS software that has been purchased to replace existing POS applications. Additional benefits include improved system speed, stability and flexibility. The system continues to utilize existing satellite communications to verify credit cards and checks and to provide corporate data exchange. The Company expended approximately $4.7 million on this project in Fiscal 1999 and Fiscal 2000 on software and store related hardware, and expects to expend another $0.3 million primarily for customized software revisions to complete the project. The Company has completed rollout of the new POS system to 78 stores through the end of Fiscal 2000 and anticipates completing the rollout during Fiscal 2001.

DISTRIBUTION

     The Company maintains a 440,000 square foot leased distribution center in Fontana, California that serviced all 249 of its stores at December 31, 2000. The Fontana facility is fully integrated with the COACH management information system that provides warehousing and distribution capabilities. The Company is currently exploring options to expand its distribution capacity to accommodate future growth.

     The distribution facility was constructed in 1990 and warehouses the majority of the merchandise carried in the Company's stores. Big 5 estimates that 98% of all store merchandise is received from its distribution center. The Company distributes merchandise from the facility to its stores at least once a week, Monday through Saturday, using a fleet of 26 leased tractors, 12 leased trailers, two Company-owned tractors, 65 Company-owned trailers as well as contract carriers.

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

     E-tailers. This category consists of on-line internet retailers such as dsports.com and Global Sports Interactive. These competitors sell a full line of sporting goods products via the internet.

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

EMPLOYEES

     As of December 31, 2000, Big 5 had approximately 5,885 full and part-time employees. The General Warehousemen Union, Local 578, International Brotherhood of Teamsters ("Local 578") currently represents 468 hourly employees (or approximately 8.0%) in the Company's distribution center and certain stores. In September 2000, the Company negotiated two contracts with Local 578 covering these employees, which expire on August 31, 2005. The Company has not had a strike or work stoppage in the last 21 years. The Company believes that it provides working conditions and wages that are comparable to those offered by other retailers in the industry, and that its employee relations are good.

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

ITEM 2: PROPERTIES

     As of December 31, 2000, Big 5 operated 249 stores in nine western states. All but one of the Company's store sites are leased. Only seven, or approximately 3%, of the Company's leases are due to expire in the next five years without renewal options, and most of the Company's long-term leases contain renewal options. The average lease expiration term of the Company's existing leases, taking into account renewal options, is approximately 20 years. The Company believes that it benefits from long-term below-market leases in many of its locations. The Company's stores average approximately 11,000 square feet in size typically ranging from 8,000 to 15,000 square feet and are located primarily in multi-store shopping centers or as freestanding units. Specific store locations are selected based on market demographics, competitive factors and site economics. The Company currently leases its Fontana warehouse facility from the State of Wisconsin Investment Board. The lease for the facility has an initial term of ten years and commenced on March 5, 1996. The Company also has the right to exercise three five-year options beyond the initial ten-year term.

     The chart below sets forth information with respect to Big 5's geographic markets:

                           STORE STATISTICS BY REGION
                             AS OF DECEMBER 31, 2000


                                                                             PERCENTAGE
                                                YEAR         NUMBER           OF TOTAL
      REGIONS                                 ENTERED       OF STORES     NUMBER OF STORES
      -------                                 -------       ---------     ----------------
      California:
             Southern California                  1955          88                35%
             Northern California                  1971          71                29
                                                             ------           ------
                         Total California                      159                64
                                                             ------           ------
      Washington                                  1984          28                11
      Oregon                                      1995          15                 6
      Arizona                                     1993          14                 6
      Texas                                       1995          10                 4
      New Mexico                                  1995           7                 3
      Nevada                                      1978           7                 3
      Utah                                        1998           5                 2
      Idaho                                       1993           4                 1
                                                             ------           ------
      Total                                                    249               100%
                                                             ======           ======

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended December 31, 2000.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

     The Company is a wholly-owned subsidiary of Parent. Neither the Company's nor Parent's capital stock is publicly traded. Restrictive covenants in the Company's revolving credit facility generally restrict the declaration or payment of dividends on the Company's common stock other than to enable Parent to pay operating and overhead expenses and certain other limited types of expenses. The Senior Notes (see "Liquidity and Capital Resources") restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.

ITEM 6: SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical financial data have been prepared by the Company's management from the audited financial statements and the notes thereto of United Merchandising Corp. (which was reincorporated in Delaware as Big 5 Corp. in connection with the Recapitalization) and Big 5 Corp. With respect to the selected historical financial data, the Company means United Merchandising Corp. for fiscal year 1996 and Big 5 Corp. for fiscal years 1997 through 2000. The selected historical financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company and the related notes thereto.


                                                                   FISCAL YEAR (a)
                                         ----------------------------------------------------------------
                                             2000          1999          1998         1997        1996
                                         ------------   -----------   -----------  ----------   ---------
                                                              (dollar amounts in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales ..............................   $ 571,476    $ 514,324     $ 491,430    $ 443,541     $ 404,265
Cost of goods sold, buying and
      occupancy ........................     377,040      341,852       330,243      298,893       277,116
                                           ---------    ---------     ---------    ---------     ---------
      Gross profit .....................     194,436      172,472       161,187      144,648       127,149
Operating expenses:
      Selling and administrative .......     144,323      130,833       121,643      110,131       101,053
      Depreciation and
            amortization ...............       9,340        9,479         8,890        8,176         9,578
                                           ---------    ---------     ---------    ---------     ---------
Total operating expenses ...............     153,663      140,312       130,533      118,307       110,631
                                           ---------    ---------     ---------    ---------     ---------
Operating income .......................      40,773       32,160        30,654       26,341        16,518
Interest expense .......................      17,035       17,461        19,285       12,442        11,482
                                           ---------    ---------     ---------    ---------     ---------
Income before income taxes
      and extraordinary gain/(loss) ....      23,738       14,699        11,369       13,899         5,036
Income taxes ...........................       9,438        5,829         4,604        1,436           970
                                           ---------    ---------     ---------    ---------     ---------
Income before extraordinary gain/
      (loss) ...........................      14,300        8,870         6,765       12,463         4,066
Extraordinary gain/(loss) from early
      extinguishment of debt, net of
      income taxes .....................          87         (396)         --         (1,597)       (1,285)
                                           ---------    ---------     ---------    ---------     ---------
Net income .............................   $  14,387    $   8,474     $   6,765    $  10,866     $   2,781
                                           =========    =========     =========    =========     =========



                                                                        FISCAL YEAR (a)
                                           ----------------------------------------------------------------------
                                               2000          1999           1998           1997           1996
                                           -----------    -----------    -----------    -----------   ------------
                                                                (dollar amounts in thousands)
OTHER DATA:
EBITDA (b) .............................    $  50,113      $  41,639      $  39,544      $  34,517      $  26,096
EBITDA margin ..........................          8.8%           8.1%           8.0%           7.8%           6.5%
Cash flow provided by
      operating activities .............    $  20,041      $  16,471      $  29,699      $   3,631      $  19,798
Cash flow used in
      investing activities .............      (11,602)       (14,438)       (11,106)        (5,151)         1,539
Cash flow used in
      financing activities .............       (8,439)        (2,033)       (19,957)        (1,913)       (19,738)
Capital expenditures ...................       11,602         13,075          8,500          5,151          3,453
Ratio of earnings to fixed
      charges (c) ......................         1.8x           1.5x           1.4x           1.7x           1.3x

OPERATING DATA:
Same store sales increase(d) ...........          6.6%           2.0%           5.2%           6.6%           3.7%
End of period stores ...................          249            234            221            210            196
Inventory turns (e) ....................         2.3x           2.3x           2.3x           2.2x           2.2x

BALANCE SHEET DATA END OF PERIOD:
Net working capital (f) ................    $  70,503      $  72,081      $  67,625      $  80,881      $  70,428
Total assets ...........................      251,673        231,465        217,415        216,322        197,869
Total debt .............................      141,089        151,309        151,352        173,660         86,450
Stockholder's equity/ (deficit) ........       (3,658)       (18,045)       (27,877)       (38,843)        31,855


(Notes to table on previous page and this page)
 -------------------------------------------------------
(a) The Company's fiscal year is a 52 or 53-week year ending on the Sunday closest to the calendar year end. Fiscal years 1996, 1997, 1999 and 2000 consist of 52 weeks and fiscal year 1998 consists of 53 weeks.
(b) EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense, and non-cash rent expense (see Footnote 5 in "Notes to Financial Statements"), and where relevant to the period referenced, extraordinary gain/(loss) from early extinguishment of debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(c) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provisions for income taxes and fixed charges. "Fixed charges" consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest component of lease expense.
(d) Same store sales data for a fiscal year reflects stores open throughout that fiscal year and the prior fiscal year.
(e) Inventory turns equal fiscal year cost of goods sold, buying and occupancy costs divided by 4 quarter average FIFO inventory balances adjusted to exclude overhead costs capitalized into inventory balances.
(f) Net working capital is defined as current assets less current liabilities excluding current maturities of long-term debt.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal years 2000, 1999 and 1998 ended on December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Certain information in this Management's Discussion and Analysis section includes forward-looking statements. Such forward-looking statements relate to the Company's financial condition, results of operations, expansion plans, and business (see "Forward-Looking Statements").

RESULTS OF OPERATIONS

     The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name. The table below sets forth certain statement of operation components as a percentage of net sales.


                                                                     FISCAL YEAR
                                                             ----------------------------
                                                               2000     1999       1998
                                                             -------   -------   --------
        STATEMENT OF OPERATIONS DATA:
        Net sales ........................................    100.0%    100.0%    100.0%
        Gross profit .....................................     34.0%     33.5%     32.8%
        Selling and administrative .......................     25.3%     25.4%     24.8%
        Depreciation and amortization ....................      1.6%      1.8%      1.8%
        Operating income .................................      7.1%      6.3%      6.2%
        EBITDA ...........................................      8.8%      8.1%      8.0%



(The fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 are referred to below as "Fiscal 2000", "Fiscal 1999" and "Fiscal 1998", respectively.)

FISCAL 2000 VERSUS FISCAL 1999

     Net sales. Net sales increased 11.1% (or $57.2 million) from $514.3 million in Fiscal 1999 to $571.5 million in Fiscal 2000. Same store sales, or sales for stores open throughout the year in Fiscal 2000 and Fiscal 1999, increased 6.6% for Fiscal 2000 versus Fiscal 1999. Store count at the end of Fiscal 2000 was 249 versus 234 at the end of Fiscal 1999 as the Company opened fifteen new stores. Sales attributable to this increase in store count represented a net sales increase of 4.5% over Fiscal 1999. The Company achieved positive same store sales of 8.1% during the fourth quarter of Fiscal 2000, representing the twentieth consecutive quarter of positive quarterly same store sales results.

     Gross Profit. Gross profit increased 12.7% (or $21.9 million) from $172.5 million in Fiscal 1999 to $194.4 million in Fiscal 2000, reflecting increased sales (as discussed above) and improved gross profit margin. Gross profit margin increased from 33.5% in Fiscal 1999 to 34.0% in Fiscal 2000. The improvement is primarily the result of increased selling margins in the majority of the Company's product categories.

     Operating Expenses. Selling and administrative expenses increased 10.3% (or $13.5 million) from $130.8 million in Fiscal 1999 to $144.3 million in Fiscal 2000, primarily reflecting the increase in the Company's store count between periods, added store labor in response to positive sales trends and planned increases in advertising expenses during certain periods of Fiscal 2000. As a percentage of sales, selling and administrative expenses decreased from 25.4% in Fiscal 1999 to 25.3% in Fiscal 2000.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased 1.5% (or $0.2 million) from $9.5 million in Fiscal 1999 to $9.3 million in Fiscal 2000. This decrease resulted primarily from the completion in the fourth quarter of Fiscal 1999 of depreciation of fixed assets related to the company's original acquisition by Green Equity Investors and management in Fiscal 1992, and a decrease in non-cash rent expense. These decreases were partially offset by added depreciation and amortization related to expenditures for the growth in the Company's base during Fiscal 2000, with store count growing from 234 at the end of Fiscal 1999 to 249 at the end of Fiscal 2000 (see "Liquidity and Capital Resources").

     Interest Expense. Interest expense decreased 2.9% (or $0.5 million) from $17.5 million in Fiscal 1999 to $17.0 million in Fiscal 2000. This variance was primarily due to lower average debt balances during Fiscal 2000 versus Fiscal 1999 and was partially offset by higher interest rates on the Company's revolving debt in Fiscal 2000 versus Fiscal 1999. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

     Income Taxes. There was an income tax provision of $9.4 million in Fiscal 2000 versus $5.8 million in Fiscal 1999. The increase in income tax expense in Fiscal 2000 compared to Fiscal 1999 is attributable to the increase in earnings before income taxes. Income taxes are based upon the estimated effective tax rate applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

     Extraordinary Gain/(Loss) from Early Extinguishment of Debt. There was an extraordinary gain of $0.1 million, net of taxes, reported for Fiscal 2000, in connection with the repurchase and retirement of $7.75 million face value of the Company's previously outstanding Senior Notes. There was an extraordinary loss of $0.4 million, net of taxes, reported for Fiscal 1999, in connection with the repurchase and retirement of $19.1 million face value of the Company's previously outstanding Senior Notes.

     Net Income. Net income for Fiscal 2000 increased 69.8% (or $5.9 million) from $8.5 million in Fiscal 1999 to $14.4 million in Fiscal 2000. This variance results primarily from higher operating income achieved during Fiscal 2000 versus Fiscal 1999.

     EBITDA. EBITDA increased 20.4% (or $8.5 million) from $41.6 million in Fiscal 1999 to $50.1 million in Fiscal 2000. Positive sales comparisons along with improved gross profit margins were the primary factors creating Fiscal 2000's positive operating results versus Fiscal 1999.

FISCAL 1999 VERSUS FISCAL 1998

     Fiscal 1998 was a 53-week period for the Company. As a result, the following discussion of Fiscal 1999 versus Fiscal 1998 reflects a comparison of a 1999 52-week period to a 1998 53-week period. Exceptions to this comparison are noted where appropriate.

     Net sales. Net sales increased 4.7% (or $22.9 million) from $491.4 million for 53 weeks in Fiscal 1998 to $514.3 million for 52 weeks in Fiscal 1999. Net sales on a comparable 52-week basis period would have increased 6.3% (or $30.6 million) from $483.7 million in Fiscal 1998 to $514.3 million in Fiscal 1999. Same store sales, or sales for stores open throughout the year in Fiscal 1999 and Fiscal 1998, increased 2.0% for Fiscal 1999 versus a comparable 52-week period in Fiscal 1998. Store count at the end of Fiscal 1999 was 234 versus 221 at the end of Fiscal 1998 as the Company opened fifteen new stores, of which two replaced existing stores. Sales attributable to this increase in store count represented a net sales increase of 4.3% over Fiscal 1998. The Company achieved positive same store sales of 3.5% during the fourth quarter of Fiscal 1999, representing the sixteenth consecutive quarter of positive quarterly same store sales results.

     Gross Profit. Gross profit increased 7.0% (or $11.3 million) from $161.2 million in Fiscal 1998 to $172.5 million in Fiscal 1999, reflecting increased sales (as discussed above) and improved gross profit margin. Gross profit margin increased from 32.8% in Fiscal 1998 to 33.5% in Fiscal 1999. The improvement is primarily the result of increased gross profit margins in the majority of the Company's product categories and improved store inventory results, both of which are aided by data provided by the Company's information systems.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of December 31, 2000 was approximately $158.8 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes. Available borrowings on the CIT Credit Facility amounted to $73.8 million at December 31, 2000.

     In October 1997, Parent, Robert W. Miller, Steven G. Miller and Green Equity Investors, LP ("GEI") agreed to the Recapitalization Agreement. The following transactions (collectively constituting the Recapitalization) were effected pursuant to the Recapitalization Agreement: (i) the Company issued the Senior Notes (as defined below) ($130.4 million gross proceeds); (ii) the Company defeased and repaid all of its outstanding 13 5/8% Senior Subordinated Notes due 2002 (the "Old Subordinated Notes"); (iii) Parent issued Senior Discount Notes in an aggregate principal amount at maturity of $48.2 million maturing on November 30, 2008 (the "Parent Discount Notes") with a warrant to purchase approximately three percent of the Common Stock of Parent, par value $.01 per share (the "Common Stock") at a nominal exercise price (the "Warrant") ($24.5 million proceeds); (iv) Parent accelerated vesting of substantially all outstanding options and restricted stock held by management and employees of the Company; (v) Parent redeemed for cash its existing Series A 9% Cumulative Redeemable Preferred Stock (the "Parent Old Preferred") for approximately $21.9 million in the aggregate, including accrued dividends; (vi) Parent paid a cash distribution of $15 per share on its outstanding shares of Common Stock (approximately $63.2 million in the aggregate); (vii) Parent repurchased from Pacific Enterprises ("PE") its warrant respecting 397,644 shares of Common Stock and 16,667 shares of Parent Old Preferred (the "PE Warrant") and approximately 2,737,310 shares of Common Stock from the Selling Stockholders (as defined below) (of which GEI owned 86.8% ) for an aggregate of $17.6 million in cash and $35.0 million of Parent Senior Exchangeable Preferred Stock (the "Parent New Preferred"); (viii) Parent sold additional Common Stock to middle and senior level management of the Company (approximately $2.3 million gross proceeds), increasing the beneficial ownership of management and employees (and members of their families) from 14.0% to 55.3% (in each instance on a fully diluted basis); and (ix) other transactions occurred, including a distribution of $81.5 million from the Company to Parent, so that the above referenced transactions could be effected. The Recapitalization is accounted for as a recapitalization for accounting purposes. As a result of the Recapitalization, existing management and employees of the Company (and members of their families) beneficially own the majority of Parent. Chairman Robert W. Miller, who co-founded the Company in 1955, and his son Steven G. Miller, President and Chief Executive Officer, who has been with the Company for 31 years, significantly increased their ownership in Parent and control the Board of Directors of Parent and thus the Company (see "Principal Stockholders").

     In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of 10 7/8% Senior Notes due 2007 (the "Senior Notes"), requiring semi-annual interest payments. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007. The Company repurchased and retired $19.1 million face value of the Senior Notes during Fiscal 1999. The Company retired an additional $7.75 million face value of the Senior Notes during Fiscal 2000. As of December 31, 2000, $103.8 million in Senior Notes remained outstanding.

     The Company's interest expense decreased from $17.5 million in Fiscal 1999 to $17.0 million in Fiscal 2000. The Company believes that cash flow from operations will be sufficient to cover the interest expense arising from the CIT Credit Facility and the Senior Notes. However, the Company's ability to meet its debt service obligations depends upon its future performance, which, in turn, is subject to general economic conditions and regional risks, and to financial, business and other factors affecting the operations of the Company, including factors beyond its control. Accordingly, there can be no assurance that cash flow from operations will be sufficient to meet the Company's debt service obligations.

     Net cash provided by operating activities increased from $16.5 million in Fiscal 1999 to $20.0 million in Fiscal 2000. The change between periods primarily reflected higher earnings in Fiscal 2000.

     Net cash used in financing activities was $8.4 million in Fiscal 2000 versus $2.0 million in Fiscal 1999 reflecting higher cash provided by operating activities in Fiscal 2000. As of December 31, 2000, the Company had borrowings of $37.3 million and letter of credit commitments of $4.0 million outstanding under the CIT Credit Facility and Senior Notes outstanding of $103.8 million compared to $39.9 million,

$3.5 million and $111.5 million, respectively, at January 2, 2000. The Company had no cash and cash equivalents at both December 31, 2000 and at January 2, 2000. During Fiscal 2000, the Company repurchased and retired $7.75 million face value of the Company's Senior Notes resulting in a net gain of $0.1 million, net of the write off of deferred financing fees. Subsequent to Fiscal 2000, on January 10, 2001, the Company repurchased and retired $12.5 million face value of the Parent Discount Notes.

     Capital expenditures for Fiscal 2000 were $11.6 million as the Company opened a total of 15 new stores and expended approximately $2.2 million for the hardware and software for its new point of sale system, which had been rolled out to 78 stores in Fiscal 2000, with remaining stores to be completed in Fiscal 2001. Expenditures on this project through year-end Fiscal 2000 totaled $4.7 million. Management expects capital expenditures for Fiscal 2001 will range from $9 to $10 million and will be used primarily to fund the opening of approximately 15 to 20 new stores, store maintenance and remodels, distribution center needs and management information expenditures including completion of the rollout of the Company's new point-of-sale system. The Company's store format requires a low investment in fixtures and equipment (approximately $350,000), working capital (approximately $500,000, of which one-third is typically financed by vendors) and real estate (leased "built-to-suit" locations).

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

SEASONALITY

     The Company's business is seasonal in nature. As a result, the Company's results of operations are likely to vary during its fiscal year. Historically, the Company's revenues and income are highest during its fourth quarter, due to industry wide retail sales trends during the holidays. The fourth quarter contributed 27.7% in 2000 and 27.3% in 1999 of fiscal year net sales and 35.5% in 2000 and 35.1% in 1999 of fiscal year EBITDA. Any decrease in sales for such period could have a material adverse effect on the Company's business, financial condition and operating results for the entire fiscal year.

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


                          INDEX TO FINANCIAL STATEMENTS



Index to Financial Statements...............................................................  F-1
Independent Auditors' Report ...............................................................  F-2
Balance Sheets at December 31, 2000 and January 2, 2000.....................................  F-3
Fiscal Years Ended December 31, 2000, January 2, 2000 and January 3, 1999
         Statements of Operations...........................................................  F-5
         Statements of Stockholder's Equity(Deficit) .......................................  F-6
         Statements of Cash Flows ..........................................................  F-7
Notes to Financial Statements...............................................................  F-9


                                                                                           Schedule
                                                                                           --------
Financial Statement Schedule:
         Valuation and Qualifying Accounts ................................................. II-1



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


NAME                                   AGE                 POSITIONS
----                                   ---                 ---------
Robert W. Miller                       77            Chairman of the Board

Steven G. Miller                       48            President, Chief Executive Officer and
                                                     Director

Charles P. Kirk                        45            Senior Vice President and
                                                     Chief Financial Officer

Gary S. Meade                          54            Secretary, Vice President and
                                                     General Counsel

Richard A. Johnson                     55            Senior Vice President,
                                                     Store Operations

Thomas J. Schlauch                     56            Senior Vice President, Buying

Dr. Michael D. Miller                  51            Director

John G. Danhakl                        45            Director



     ROBERT W. MILLER became Chairman of the Board of the Company in 1992. Mr. Miller had been the Company's President from 1973 to 1992 and Chief Executive Officer from 1973 to 2000.

     STEVEN G. MILLER became President, Chief Operating Officer and a Director of the Company in 1992 and was named Chief Executive Officer on November 15, 2000. Mr. Miller is Robert W. Miller's son and Dr. Michael D. Miller's brother. He had been the Company's Executive Vice President, Administration, since 1988.

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

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and four additional most highly compensated executive officers whose annual salaries and bonus exceeded $100,000 in total during the fiscal year ended December 31, 2000.

                                                                          ----------------------------------------
                                                                                   LONG-TERM COMPENSATION AWARDS
                                    ------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION                         AWARDS              PAYOUTS
-------------------------------------------------------------------------------------------------------------------------------
                                                                           Restricted     Securities
     Name and                                               Other Annual      Stock       Underlying       LTIP
     Principal                       Salary      Bonus      Compensation     Awards          Stock       Payouts     All Other
     Position                Year     ($)         ($)            ($)           ($)       Options/SARs      ($)     Compensation
-------------------------------------------------------------------------------------------------------------------------------
Robert W. Miller,           2000    $330,000    $540,000       $   -0-        $-0-           -0-          $ -0-          $ -0-
Chairman of the Board       1999     330,000     445,000           -0-         -0-           -0-            -0-            -0-
                            1998     315,000     425,000           -0-         -0-           -0-            -0-            -0-

Steven G. Miller,           2000    $300,000    $425,000       $   -0-        $-0-           -0-          $ -0-          $ -0-
President and               1999     285,000     330,000           -0-         -0-           -0-            -0-            -0-
Chief Executive Officer     1998     270,000     315,000           -0-         -0-           -0-           --0-           --0-

Thomas J. Schlauch,         2000    $186,000    $140,000       $   -0-        $-0-           -0-          $ -0-          $ -0-
Senior Vice President ,     1999     178,000     109,000           -0-         -0-           -0-            -0-            -0-
Buying                      1998     168,000     104,000           -0-         -0-           -0-            -0-            -0-

Richard A. Johnson,         2000    $158,000    $120,000       $   -0-        $-0-           -0-          $ -0-          $ -0-
Senior Vice President,      1999     150,000      90,000           -0-         -0-           -0-            -0-            -0-
Store Operations            1998     140,000      85,000           -0-         -0-           -0-            -0-            -0-

Charles P. Kirk,            2000    $168,000    $105,000       $   -0-        $-0-           -0-          $ -0-          $ -0-
Senior Vice President       1999     160,000      80,000           -0-         -0-           -0-            -0-            -0-
& Chief Financial Officer   1998     150,000      75,000           -0-         -0-           -0-            -0-            -0-
-------------------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2000 AND 2000 FISCAL YEAR-END OPTION VALUE -

     None.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

     The Company and each of Steven G. Miller and Robert W. Miller (collectively, the "Millers") have entered into employment agreements, dated as of January 1, 1993, whereby Steven G. Miller and Robert W. Miller are to continue employment with the Company until December 31, 1994 and for additional successive one-year periods thereafter, unless any party gives timely notice to the other that the employment term shall not be so extended. The agreements require the Company to provide the Millers with a base salary and those benefits generally available to the Company's senior executive officers, including health insurance, sick leave, and profit sharing plan participation, and require the Board to make an annual determination as to whether each is entitled to receive a bonus for such year and an increase in base salary for the next year. Robert
W. Miller's agreement also provides for supplemental annual retirement benefits and health insurance benefits for himself and his surviving spouse upon his retirement.

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

COMPENSATION OF DIRECTORS

     Directors of the Company, as such, do not receive any compensation. However, during each of the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 the Company, on behalf of Parent, paid Leonard Green & Associates, LP ("LGA"), a California limited partnership, compensation for management services fees of $340,091, including out-of-pocket expenses. Parent and the Company have a Management Services Agreement pursuant to which Parent and the Company will pay LGA an annual fee for management services ($333,333) plus reasonable and customary fees for financial advisory and investment banking services in connection with major financial transactions (plus expenses and indemnities, if any) through May 2005. LGA is an affiliate of Leonard Green & Partners, LP ("LGP"). Mr. Danhakl and two former directors of the Company are executive officers and equity owners of LGP. LGA is the sole general partner and manager of GEI, a stockholder of Parent. The Company believes that the terms of its agreement and arrangements with LGA are comparable to what could be obtained from unrelated, but equally qualified, third parties.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The Company's outstanding capital stock is wholly owned by Parent. Parent's outstanding equity securities consist of Common Stock and the Parent New Preferred. The following table sets forth the ownership of Common Stock as of March 26, 2001 by any person known to the Company to be the beneficial owner of more than 5% of either class of Parent's securities, the Company's directors, executive officers named in the Summary Compensation Table above, and all executive officers and directors of the Company as a group.


                                                               COMMON STOCK
   NAME AND ADDRESS (1)                                        -------------
  OF BENEFICIAL OWNER                               NUMBER OF SHARES   PERCENT OF CLASS
  -------------------                               ----------------   ----------------
Robert W. Miller (2)                                    350,809(3)          17.5%
Steven G. Miller (2)                                    200,000             10.0%
Dr. Michael D. Miller                                          (4)              (4)
Thomas J. Schlauch                                       40,000              2.0%
Richard A. Johnson                                       48,000              2.4%
Charles P. Kirk                                          48,000              2.4%
John G. Danhakl                                                (5)              (5)
Green Equity Investors, LP (2)                          723,577             36.2%
All Executive Officers and Directors as a Group       1,488,289(6)          74.4%



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

(5) Mr. Danhakl is a general partner of LGP and may be deemed to be a beneficial owner of the shares of Common Stock and Parent New Preferred owned by GEI because of his interest in LGP, which is an affiliate of the sole general partner of GEI. GEI owns 273,426 shares of Parent New Preferred and an affiliate of GEI owns 35,070 shares of Parent New Preferred.

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

     The Company subleased certain business equipment and other personal property from Thrifty (the "Equipment"), pursuant to a Sublease (the "Sublease") dated as of September 25, 1992 between the Company and Thrifty, as subsequently amended. Thrifty held a leasehold interest in the Equipment pursuant to an Amended and Restated Master Lease Agreement dated as of April 20, 1994 between MLTC, as lessor, and Thrifty, as lessee (the "Master Lease"). The Master Lease contained a non-disturbance and attornment agreement pursuant to which the Company's use and enjoyment of the Equipment would not be disturbed as a result of any default under the Master Lease provided that the Company was not in default under the Sublease.

     The Master Lease provided Thrifty with an option to purchase the Equipment, and the Sublease provided the Company with the same option. The Company's option to purchase was exercisable notwithstanding any default under the Master Lease provided the Company was not otherwise in default under the Sublease; however, in the event a default existed under the Master Lease, the Company's exercise of its purchase option required the payment by the Company of all amounts due and payable under the Master Lease at the time of the consummation of the purchase pursuant to the exercise of such option. Such amounts may have included rent, fees and other expenses that are not allocable to the Equipment (the "Excess Fees") if the same were due and payable but were not otherwise paid by Thrifty. To the extent the Company was required to pay such Excess Fees, Thrifty was obligated under the Sublease to reimburse the Company for the full amount of such Excess Fees.

     The Company believes that all other material terms of the Sublease, including rent payments, were comparable to what could be obtained from an unrelated third party. During Fiscal 2000, the Company purchased all remaining Equipment covered by the Sublease and has no future obligations under the Sublease or the Master Lease.

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

     Gart completed a merger with Sportmart, Inc. ("Sportmart") in January 1998. Subsequent to Fiscal 2000, Gart announced a pending merger with Oshman's Sporting Goods, Inc. ("Oshman's"), which is scheduled to close in the third quarter of 2001. Gart, Sportmart and Oshman's compete with the Company. Although Gart, Sportmart and Oshman's currently pursue different business strategies than the Company, they compete in some of the Company's markets and offer some of the same or similar merchandise, and there can be no assurance that the Company will not encounter increased competition from Gart, Sportmart or Oshman's in the future or that actions by either will not inhibit the Company's growth strategy. In addition, there can be no assurance that all potential conflicts will be resolved in a manner that is favorable to the Company, or that the Company will be offered business opportunities made available to Gart, Sportmart or Oshman's. The Company believes it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intends to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

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


     --------------------------------------

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


                                       BIG 5 CORP.
                                       a Delaware Corporation


Date : March 26, 2001                  By:  /s/ Robert W. Miller
       ----------------                   ----------------------------------
                                          Robert W. Miller
                                          Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Signatures                               Title                                 Date
        ----------                               -----                                 ----

    /s/ Robert W. Miller              Chairman of the Board of Directors           March 26, 2001
-----------------------------
       Robert W. Miller


    /s/ Steven G. Miller              President,
-----------------------------           Chief Executive Officer
       Steven G. Miller                 and Director of the Company
                                        (Principal Executive Officer)              March 26, 2001


    /s/ Charles P. Kirk               Senior Vice President
----------------------------            and Chief Financial Officer (Principal
      Charles P. Kirk                   Financial and Accounting Officer)          March 26, 2001


    /s/ Michael D. Miller             Director of the Company                      March 26, 2001
------------------------------
       Michael D. Miller


                                      Director of the Company                      March 26, 2001
------------------------------
       John G. Danhakl


                                   BIG 5 CORP.



                          INDEX TO FINANCIAL STATEMENTS


Index to Financial Statements...................................................     F-1

Independent Auditors' Report....................................................     F-2

Balance Sheets at December 31, 2000 and January 2, 2000.........................     F-3

Fiscal Years Ended December 31, 2000, January 2, 2000 and January 3, 1999

     Statements of Operations...................................................     F-5

     Statements of Stockholder's Equity(Deficit)................................     F-6

     Statements of Cash Flows...................................................     F-7

Notes to Financial Statements...................................................     F-9



                                                                                   Schedule
                                                                                   --------
Financial Statement Schedule:

      Valuation and Qualifying Accounts as of December 31, 2000,
          January 2, 2000 and January 3, 1999 ..................................     II-1


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
Big 5 Corp.:


We have audited the financial statements of Big 5 Corp. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Corp. as of December 31, 2000 and January 2, 2000 and the results of its operations and its cash flows for each of the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              KPMG LLP


Los Angeles, California
February 28, 2001

                                   BIG 5 CORP.

                                 Balance Sheets

                          (Dollar amounts in thousands)


                                                                        DECEMBER 31, 2000   JANUARY 2, 2000
                                                                        -----------------   ---------------
                                     ASSETS
Current assets:
    Cash                                                                     $    --              --
    Trade and other receivables, net of allowance for doubtful accounts
      of $11 and $93, respectively                                               7,085           6,405
    Merchandise inventories                                                    168,981         155,283
    Prepaid expenses                                                             1,146           1,435
                                                                             ---------       ---------

           Total current assets                                                177,212         163,123
                                                                             ---------       ---------

Property and equipment:
    Land                                                                           186             186
    Buildings and improvements                                                  27,264          22,885
    Furniture and equipment                                                     50,089          45,396
    Less accumulated depreciation and amortization                             (37,577)        (32,910)
                                                                             ---------       ---------

           Net property and equipment                                           39,962          35,557
                                                                             ---------       ---------

Deferred income taxes, net                                                       8,461           7,824
Leasehold interest, net of accumulated amortization of $19,387 and
    $17,452, respectively                                                        9,347          11,131
Other assets, at cost, less accumulated amortization of $1,030 and
    $1,015, respectively                                                        12,011           8,903
Goodwill, less accumulated amortization of $1,865 and $1,618,
    respectively                                                                 4,680           4,927
                                                                             ---------       ---------

                Total Assets                                                 $ 251,673         231,465
                                                                             =========       =========


                                   (Continued)

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)


                                                                        DECEMBER 31, 2000  JANUARY 2, 2000
                                                                        -----------------  ---------------
                      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
    Accounts payable                                                         $  59,241          51,087
    Accrued expenses                                                            47,468          39,955
                                                                             ---------       ---------

           Total current liabilities                                           106,709          91,042

Deferred rent                                                                    7,533           7,159
Long-term debt                                                                 141,089         151,309
                                                                             ---------       ---------
           Total liabilities                                                   255,331         249,510
                                                                             ---------       ---------

Commitments and contingencies

Stockholder's deficit:
    Common stock, $.01 par value.  Authorized 3,000 shares; issued and
      outstanding 1,000 shares at December 31, 2000 and January 2, 2000           --              --
    Additional paid-in capital                                                  40,639          40,639
    Accumulated deficit                                                        (44,297)        (58,684)
                                                                             ---------       ---------

           Net stockholder's deficit                                            (3,658)        (18,045)
                                                                             ---------       ---------
                                                                             $ 251,673         231,465
                                                                             =========       =========


See accompanying notes to financial statements.

                                   BIG 5 CORP.

                            Statements of Operations

                          (Dollar amounts in thousands)



                                                              YEAR ENDED        YEAR ENDED    YEAR ENDED JANUARY
                                                          DECEMBER 31, 2000  JANUARY 2, 2000       3, 1999
                                                              (52 WEEKS)        (52 WEEKS)        (53 WEEKS)
                                                          -----------------  ---------------     ---------------
Net sales                                                       $571,476          514,324           491,430

Cost of goods sold, buying and occupancy                         377,040          341,852           330,243
                                                                --------         --------          --------

           Gross profit                                          194,436          172,472           161,187
                                                                --------         --------          --------

Operating expenses:
    Selling and administrative                                   144,323          130,833           121,643
    Depreciation and amortization                                  9,340            9,479             8,890
                                                                --------         --------          --------

           Total operating expenses                              153,663          140,312           130,533
                                                                --------         --------          --------

           Operating income                                       40,773           32,160            30,654

Interest expense                                                  17,035           17,461            19,285
                                                                --------         --------          --------

           Income before income taxes and extraordinary
              gain/(loss)                                         23,738           14,699            11,369

Income taxes                                                       9,438            5,829             4,604
                                                                --------         --------          --------

           Income before extraordinary gain/(loss)                14,300            8,870             6,765

Extraordinary gain/(loss) from early extinguishment of
    debt, net of income tax (expense)/benefit                         87             (396)             --
                                                                --------         --------          --------

           Net income                                           $ 14,387            8,474             6,765
                                                                ========         ========          ========


See accompanying notes to financial statements.

                                   BIG 5 CORP.

                  Statements of Stockholder's Equity (Deficit)

       Years ended December 31, 2000, January 2, 2000 and January 3, 1999

                          (Dollar amounts in thousands)


                                                     ADDITIONAL                          NET
                                                      PAID-IN         ACCUMULATED     STOCKHOLDER'S
                                                      CAPITAL           DEFICIT       EQUITY/(DEFICIT)
                                                    ------------      ------------    ----------------
Balance at December 28, 1997                            $35,080         (73,923)         (38,843)

Forgiveness of net payable to Parent (Note 2)             4,201            --              4,201

Net income for the year ended January 3, 1999              --             6,765            6,765
                                                        -------         -------          -------

Balance at January 3, 1999                               39,281         (67,158)         (27,877)

Forgiveness of net payable to Parent (Note 2)             1,358            --              1,358

Net income for the year ended January 2, 2000              --             8,474            8,474
                                                        -------         -------          -------

Balance at January 2, 2000                               40,639         (58,684)         (18,045)

Net income for the year ended December 31, 2000            --            14,387           14,387
                                                        -------         -------          -------

Balance at December 31, 2000                            $40,639         (44,297)          (3,658)
                                                        =======         =======          =======



See accompanying notes to financial statements.

                                   BIG 5 CORP.

                            Statements of Cash Flows

                          (Dollar amounts in thousands)

                                                             YEAR ENDED           YEAR ENDED         YEAR ENDED
                                                          DECEMBER 31, 2000     JANUARY 2, 2000    JANUARY 3, 1999
                                                             (52 WEEKS)           (52 WEEKS)          (53 WEEKS)
                                                         -------------------   -----------------    ---------------
Cash flows from operating activities:
    Net income                                                  $ 14,387             8,474             6,765
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                              9,340             9,479             8,890
        Amortization of deferred finance charges and
          discounts                                                  (39)              179               948
        Deferred tax provision (benefit)                            (637)           (1,666)               99
        Loss on disposal of equipment
           and leasehold interest                                    278               133              --
        Extraordinary gain/(loss) from early
          extinguishment of debt                                    (148)              661              --
        Changes in assets and liabilities:
          Merchandise inventories                                (13,698)           (7,987)              (17)
          Trade and other accounts receivable, net                  (680)              (58)              355
          Prepaid expenses and other assets                       (2,994)             (555)             (993)
          Accounts payable                                         6,719               225             9,621
          Accrued expenses                                         7,513             7,586             4,031
                                                                --------          --------          --------
                  Net cash provided by operating
                    activities                                    20,041            16,471            29,699
                                                                --------          --------          --------
Cash flows from investing activities:
    Purchases of property and equipment                          (11,602)          (13,075)           (8,500)
     Purchase of long-term investments                              --              (1,363)           (2,606)
                                                                --------          --------          --------
                  Net cash used in investing activities
                                                                 (11,602)          (14,438)          (11,106)
                                                                --------          --------          --------


                                   (Continued)

                                   BIG 5 CORP.

                          (Dollar amounts in thousands)



                                                             YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                          DECEMBER 31, 2000   JANUARY 2, 2000    JANUARY 3, 1999
                                                             (52 WEEKS)          (52 WEEKS)        (53 WEEKS)
                                                         -------------------    ---------------  ---------------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit
      facilities, and other                                     $ (1,100)           17,027           (19,957)
    Repayment of Senior Notes                                     (7,339)          (19,060)             --
                                                                --------          --------          --------
                  Net cash used in financing activities
                                                                  (8,439)           (2,033)          (19,957)
                                                                --------          --------          --------
                  Net increase (decrease) in cash and
                    cash equivalents                                --                --              (1,364)

Cash and cash equivalents at beginning of year                      --                --               1,364
                                                                --------          --------          --------
Cash and cash equivalents at end of year                        $   --                --                --
                                                                ========          ========          ========
Supplemental disclosures of cash flow information:
      Interest paid                                             $ 17,013            16,935            18,044
      Income taxes paid                                            8,143             1,664              --
                                                                ========          ========          ========



See accompanying notes to financial statements.

                                   BIG 5 CORP.

                          Notes to Financial Statements

          As of December 31, 2000 and January 2, 2000 and for the years ended December 31, 2000, January 2, 2000 and January 3, 1999

                          (Dollar amounts in thousands)


(1)    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

       The accompanying financial statements as of December 31, 2000 and January 2, 2000 and for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 represent the financial position and results of operations of Big 5 Corp. In connection with the Recapitalization, which was completed November 13, 1997, the Company was reincorporated in Delaware and changed its name to Big 5 Corp. Prior to this reincorporation, the Company was incorporated in California as United Merchandising Corp. As used herein, the Company means Big 5 Corp. when discussing the financial position and results of operations subsequent to the Recapitalization and United Merchandising Corp. when discussing the financial position or results of operations prior to the Recapitalization. The Company is a wholly owned subsidiary of Big 5 Holdings Corp.

       The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 249 stores at December 31, 2000 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah and Idaho.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REPORTING PERIOD

       The Company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. Information presented for the years ended December 31, 2000 and January 2, 2000 represent 52-week fiscal years, while information presented for the year ended January 3, 1999 represents a 53-week fiscal year.

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

       OTHER ASSETS

       Other assets consist principally of deferred financing costs and long-term investments held-to-maturity. Deferred financing costs are amortized straight line over the terms of the respective debt. Investments held-to-maturity are carried at amortized cost and consist of Parent Senior Discount Notes. Investments held-to-maturity at December 31, 2000 and January 2, 2000 were $5,306 and $4,590, respectively.

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

       ADVERTISING EXPENSES

       The Company recognizes advertising costs the first time the advertising takes place. Advertising expenses amounted to $33,498 for the year ended December 31, 2000, $30,613 for the year ended January 2, 2000, and $28,465 for the year ended January 3, 1999. Advertising expense is included in selling and administrative.

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

       The Company files a consolidated tax return with its Parent, however, tax expense is recorded based on the stand alone operations of the Company. In 1999 and 1998, the excess tax liability of the Company over amounts due under the consolidated tax return of $1,358 and $4,201, respectively were treated as capital contributions from the parent. In 2000, the excess of amounts due under the consolidated return over the Company's current tax liability of $2,745 was reflected as a receivable from Parent in other long-term assets.

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

       CONCENTRATION OF CREDIT RISK

       Customer purchases are generally transacted using cash or credit cards. In certain instances, the Company grants credit to schools and youth-oriented organizations, under normal trade terms. Trade accounts receivable were approximately $337 and $306 at December 31, 2000 and January 2, 2000, respectively. Credit losses have historically been within management's expectations.

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

              The fair value of the Company's investments held-to-maturity approximated $3,700 based upon recent market prices.

              The fair value of the Company's Senior Notes at December 31, 2000 approximated $92,700 based on recent market prices and net of the repurchase and retirement of $7,750 face value of Senior Notes during the year ended December 31, 2000 and $19,100 face value of Senior Notes during the year ended January 2, 2000. The carrying amount of the revolving credit facility reflects the fair value based on current rates available to the Company for debt with the same remaining maturities.

(4)    LONG-TERM DEBT

       Long-term debt consists of the following:


                                                               DECEMBER 31, 2000   JANUARY 2, 2000
                                                               -----------------   ---------------
Revolving credit facility                                          $ 37,321           39,856
10 7/8% Senior Notes, net of unamortized discount, $104.1
million face amount due in 2007 with an effective interest
rate of 10.95%                                                      103,768          111,453
                                                                   --------         --------
 Total long-term debt                                              $141,089          151,309
                                                                   ========         ========


       In connection with the Recapitalization, the Company issued $131 million face amount, 10 7/8% Senior Notes due 2007 (Senior Notes), less discount of $591 based on an imputed interest rate of 10.95%. The notes require semiannual interest payments on each May 15 and November 15, commencing on May 15, 1998. The Company has no mandatory payments of principal on the Senior Notes prior to their maturity in 2007. The notes may be redeemed in whole or in part, at the option of the Company, at any time on or after November 15, 2002, at the redemption prices set forth below with respect to the indicated redemption date, together with any accrued and unpaid interest to such redemption date. During Fiscal 1999 the Company repurchased and retired $19,100 face value of Senior Notes. The Company repurchased and retired an additional $7,750 face value of Senior Notes during the year ended December 31, 2000.

       If redeemed during the 12-month period beginning November 15:


                       YEAR                           PERCENTAGE
          --------------------                        -----------
          2002                                          105.475%
          2003                                          103.650
          2004                                          101.825
          2005 and thereafter                           100.000
                                                       =========


       The Company has a five year, non-amortizing $125 million revolving credit facility (the CIT Credit Facility), expiring in November 2002. The CIT Credit Facility bears interest at various rates based on the Company's performance, with a floor of LIBOR plus 1.5% or the Chase Manhattan prime lending rate and a ceiling of LIBOR plus 2.5% or the Chase Manhattan prime lending rate plus 0.75% and are secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names) of the Company. At December 31, 2000, loans under the CIT Credit Facility bear interest at a rate of LIBOR (6.73% at December 31, 2000) plus 1.50% or the Chase Manhattan prime lending rate (9.50% at December 31, 2000) plus 0.0%. A monthly fee of 0.325% per annum is assessed on the unused portion of the facility. On December 31, 2000, the Company had $37,321 in LIBOR and prime lending rate borrowings and letters of credit of $4,046 outstanding. The Company's maximum eligible borrowing available under the facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the CIT Credit Facility amounted to $73,826 at December 31, 2000.

       The various debt agreements contain covenants restricting the ability of the Company to, among other things, incur additional debt, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of its properties or assets, or make certain payments with respect to its outstanding capital stock, and engage in certain transactions with affiliates. In addition, the Company must comply with certain financial covenants. The Company was in compliance with such covenants at December 31, 2000.

       On January 10, 2001 the Company repurchased and retired $12,500 face value of the Parent Discount Notes.


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

       Rental expense for operating leases consisted of the following:


                                             YEAR ENDED       YEAR ENDED        YEAR ENDED
                                         DECEMBER 31, 2000  JANUARY 2, 2000   JANUARY 3, 1999
                                         -----------------  ---------------   ----------------
       Cash rental payments                  $  29,667          27,179             25,711
       Noncash rentals                             375             625                546
       Contingent rentals                        1,592           1,360              1,506
                                              --------       ---------           --------
                Rental expense               $  31,634          29,164             27,763
                                              ========       =========          =========


       Future minimum lease payments (cash rentals) under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are:


          Year ending:
              2001                             $   30,944
              2002                                 29,765
              2003                                 28,995
              2004                                 28,213
              Thereafter                          145,966
                                               ===========


(6)    ACCRUED EXPENSES

       Accrued expenses consist of the following:


                                       DECEMBER 31, 2000   JANUARY 2, 2000
                                       -----------------   ---------------
       Payroll and related expenses         $13,557            11,651
       Advertising                            5,059             4,973
       Sales tax                              6,781             5,946
       Income tax                             8,111             3,313
       Other                                 13,960            14,072
                                            -------            -------
                                            $47,468            39,955
                                            =======            =======


(7)    INCOME TAXES

       Total income tax expense consists of the following:


                                                DECEMBER 31, 2000    JANUARY 2, 2000   JANUARY 3, 1999
                                                -----------------    ---------------   ---------------
     Income tax before
         extraordinary gain/(loss)                    $  9,438             5,829             4,604
     Extraordinary item                                     61              (265)             --
                                                      --------          --------          --------

         Total income tax expense                     $  9,499             5,564             4,604
                                                      ========          ========          ========


                                                       CURRENT           DEFERRED           TOTAL
                                                       --------          --------          --------

     2000:
         Federal                                      $  8,268              (583)            7,685
         State                                           1,807               (54)            1,753
                                                      --------          --------          --------

                                                      $ 10,075              (637)            9,438
                                                      ========          ========          ========

     1999:
         Federal                                      $  6,161            (1,416)            4,745
         State                                           1,334              (250)            1,084
                                                      --------          --------          --------

                                                      $  7,495            (1,666)            5,829
                                                      ========          ========          ========

     1998:
         Federal                                      $  3,991              (275)            3,716
         State                                             514               374               888
                                                      --------          --------          --------
                                                      $  4,505                99             4,604
                                                      ========          ========          ========


       The provision for income taxes differs from the amounts computed by applying the Federal statutory tax rate of 35% to earnings before income taxes and extraordinary item, as follows:


                                                             YEAR ENDED    YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    JANUARY 2,     JANUARY 3,
                                                               2000           2000            1999
                                                            ------------    ----------     ----------
      Tax expense at statutory rate                           $8,180          5,145           3,979
      State taxes, net of Federal benefit                      1,131            713             551
      Increase (decrease) in valuation allowance, net
          of IRS adjustment in 1998                             --             --              (157)
      Other                                                      127            (29)            231
                                                              ------         ------          ------

                                                              $9,438          5,829           4,604
                                                              ======         ======          ======


       Deferred tax assets and liabilities consist of the following tax-effected temporary differences:


                                                                DECEMBER 31, 2000       JANUARY 2, 2000
                                                                -----------------       ---------------
     Deferred assets:
         Self-insurance reserves                                      $ 1,844                  1,401
         Employee benefits                                              1,754                  1,476
         State taxes                                                      651                    455
         Noncash rentals                                                3,001                  2,852
         Amortization of tangible and intangible assets                   598                    827
         Other                                                            903                    857
                                                                      -------                -------

                Deferred tax assets                                   $ 8,751                  7,868

     Deferred liabilities - basis in fixed assets                     $   290                     44
                                                                      -------                -------

                Net deferred tax assets                               $ 8,461                  7,824
                                                                      =======                =======


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

(8)    EMPLOYEE BENEFIT PLANS

       The Company has a 401(k) plan to cover all eligible employees. All employees' contributions may be supplemented by Company contributions. The Company contributed $1,650 for the year ended December 31, 2000, $1,483 for the year ended January 2, 2000 and $1,411 for the year ended January 3, 1999 in employer matching and profit sharing contributions.

       The Company has no other significant postretirement or post employment benefits.

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

       The Company leases certain property and equipment from Rite Aid, which leases this property and equipment from an outside party. Charges related to these leases totaled $203 for the year ended December 31, 2000, $194 for the year ended January 2, 2000 and $435 for the year ended January 3, 1999.

       In 1997, Parent, and the Company, entered into a new Management Services Agreement with an investment advisor group that is a shareholder of the Parent for a term of seven and one-half years, under which $333, plus expenses, will be paid annually for financial advisory and investment banking services. During each of the years ended December 31, 2000, January 2, 2000 and January 3, 1999, the Company, on behalf of the Parent, paid $340, plus expenses, to this advisor group. An individual of the investor advisor group is a member of the Company's Board of Directors.

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

       The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretation in accounting for its employee stock options under the Plan. No awards have been granted under the Plan as of December 31, 2000.

(10)   CONTINGENCIES

       The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(11)   BUSINESS CONCENTRATIONS

       The Company operates traditional sporting goods retail stores located principally in the Western states of the United States. The Company is subject to regional risks such as the local economies, weather conditions and natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse regional events were to occur, there could be a significant adverse effect on management's estimates and an adverse impact on the Company's performance. The retail industry is impacted by the general economy. Changes in the marketplace may significantly affect management's estimates and the Company's performance.

(12)   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                   YEAR ENDED DECEMBER 31, 2000

                   FIRST           SECOND         THIRD        FOURTH
                  QUARTER          QUARTER       QUARTER       QUARTER        TOTAL
                 ---------        ----------    ---------     ----------    ---------
Net sales         $129,712         137,271       146,169       158,324       571,476
Gross Profit      $ 42,888          48,394        48,913        54,241       194,436
Net Income        $    851           3,372         3,191         6,973        14,387
EBITDA            $  8,013          12,355        11,946        17,799        50,113


                                     YEAR ENDED JANUARY 2, 2000

                   FIRST         SECOND          THIRD        FOURTH
                  QUARTER        QUARTER        QUARTER       QUARTER          TOTAL
                 ---------      ----------     ---------     ----------      ---------
Net sales         $ 117,097       125,579        131,440        140,208        514,324
Gross Profit      $  38,269        43,857         43,040         47,306        172,472
Net Income        $    (212)        2,546          1,180          4,960          8,474
EBITDA            $   6,563        11,157          9,310         14,609         41,639



                                   BIG 5 CORP.
                 Schedule II - Valuation and Qualifying Accounts
                          (Dollar amounts in thousands)



                                               BALANCE AT           ADDITIONS:           DEDUCTIONS:            BALANCE
                                                BEGINNING           CHARGES TO               A/R               AT END OF
                                                 OF YEAR            OPERATIONS           WRITE OFFS              YEAR
                                            -----------------    -----------------    -----------------    ---------------
January 3, 1999

        Allowance for doubtful receivables         118                  120                 (37)                  201


January 2, 2000

        Allowance for doubtful receivables         201                  120                (228)                   93


December 31, 2000

        Allowance for doubtful receivables          93                  120                (202)                   11

