Form 10-Q
period 2001-04-01
BIG 5 CORP /CA/
filed 2001-05-15
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.


For the transition period from __________________ to _________________________

Commission File Number: 333-43129
                        ---------


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


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at May 15, 2001.

                                   BIG 5 CORP.

                                      INDEX

                                                                        Page No.
                                                                        --------
Title Page                                                                  1

Index                                                                       2

PART I -FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements (Unaudited)

               Condensed Balance Sheets - April 1, 2001 and
               December 31, 2000                                            3

               Condensed Statements of Operations -
               Three months ended April 1, 2001 and
               April 2, 2000                                                4

               Condensed Statements of Cash Flows -
               Three months ended April 1, 2001 and
               April 2, 2000                                                5

               Notes to Condensed Financial Statements                      6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7-11

     Item 3.   Market Risk Disclosure                                       11


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                            12

     Item 2.   Changes in Securities                                        12

     Item 3.   Defaults Upon Senior Securities                              12

     Item 4.   Submission of Matters to a Vote of
               Security-Holders                                             12

     Item 5.   Other Information                                            12

     Item 6.   Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                                  13

                                   BIG 5 CORP.

                            Condensed Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                               April 1,       December 31,
                                                                 2001            2000
                                                              ---------       ------------
Assets

Current assets:
   Cash                                                       $     190       $      --
   Trade and other receivables, net of allowance for
      doubtful accounts of $183 and $11, respectively             4,103           7,085
   Merchandise inventories                                      175,523         168,981
   Prepaid expenses                                               1,781           1,146
                                                              ---------       ---------

                    Total current assets                        181,597         177,212
                                                              ---------       ---------

Property and equipment:
   Land                                                             186             186
   Buildings and improvements                                    27,866          27,264
   Furniture and equipment                                       50,431          50,089
   Less accumulated depreciation and amortization               (39,024)        (37,577)
                                                              ---------       ---------

                    Net property and equipment                   39,459          39,962
                                                              ---------       ---------


Deferred income taxes, net                                        8,461           8,461
Leasehold interest, net of accumulated amortization of
   $19,835 and $19,387, respectively                              8,899           9,347
Other assets, at cost                                            12,161          12,011
Goodwill, less accumulated amortization of $1,927
   and $1,865, respectively                                       4,618           4,680
                                                              ---------       ---------

                                                              $ 255,195       $ 251,673
                                                              =========       =========

Liabilities and Stockholder's Equity

Current liabilities:
     Accounts payable                                         $  60,059       $  59,241
     Income tax payable                                           4,679           8,111
     Accrued expenses                                            32,985          39,357
                                                              ---------       ---------

                    Total current liabilities                    97,723         106,709
                                                              ---------       ---------


Deferred rent                                                     7,636           7,533
Long-term debt                                                  158,428         141,089
                                                              ---------       ---------

                    Total liabilities                           263,787         255,331
                                                              ---------       ---------

Commitments and contingencies

Stockholder's deficit:

    Common stock, $.01 par value.  Authorized 3,000
      shares; issued and outstanding 1,000 shares                    --              --
    Additional paid-in capital                                   40,639          40,639
    Accumulated deficit                                         (49,231)        (44,297)
                                                              ---------       ---------

                    Total stockholder's deficit                  (8,592)         (3,658)
                                                              ---------       ---------
                                                              $ 255,195       $ 251,673
                                                              =========       =========

                                   BIG 5 CORP.


                       Condensed Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                         ---------------------------
                                                         April 1, 2001 April 2, 2000
                                                         ------------- -------------
Net sales                                                  $143,179      $129,712
Cost of goods sold, buying and occupancy                     95,342        86,824
                                                           --------      --------
         Gross profit                                        47,837        42,888
                                                           --------      --------

Operating expenses:
         Selling and administrative                          38,159        34,875
         Depreciation and amortization                        2,574         2,329
                                                           --------      --------
         Total operating expenses                            40,733        37,204
                                                           --------      --------


           Operating income                                   7,104         5,684

Interest expense, net                                         4,131         4,328
                                                           --------      --------

           Income before income taxes                         2,973         1,356

Income tax                                                    1,219           541
                                                           --------      --------

           Income before extraordinary gain                   1,754           815

Extraordinary gain from early extinguishment of debt,
        net of income tax expense                                --            36
                                                           --------      --------

           Net income                                      $  1,754      $    851
                                                           ========      ========

See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                       Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                ---------------------------
                                                                April 1, 2001 April 2, 2000
                                                                ------------- -------------
Cash flows from operating activities:
  Net income                                                       $  1,754       $    851
  Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation and amortization                                 2,574          2,329
        Amortization of deferred finance charge and discounts           (40)            (5)
        Extraordinary gain from early extinguishment of debt             --            (60)
        Change in assets and liabilities:
          Merchandise inventories                                    (6,542)       (12,181)
          Trade accounts receivable, net                              2,982          2,383
          Prepaid expenses and other assets                            (744)           123
          Accounts payable                                              164         11,860
          Accrued income taxes                                       (3,432)        (2,520)
          Accrued expenses                                           (6,372)        (5,651)
                                                                   --------       --------

                Net cash used in operating activities                (9,656)        (2,871)
                                                                   --------       --------

Cash flows used in investing activities - purchase
  of property and equipment                                          (1,459)        (1,388)
                                                                   --------       --------

Cash flows from financing activities:
  Net borrowings under revolving credit facilities,
     and other                                                       17,993         10,048
  Repurchase of Senior Notes                                             --         (5,491)
  Dividend to Parent for repurchase of Parent Discount Notes         (6,688)            --
                                                                   --------       --------

                Net cash provided by financing activities            11,305          4,557
                                                                   --------       --------

                Net increase in cash                                    190            298


Cash at beginning of period                                              --             --
                                                                   --------       --------

Cash at end of period                                              $    190       $    298
                                                                   ========       ========

See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.


                Notes to Unaudited Condensed Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. Big 5 Corp. ("the Company") operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 249 stores at April 1, 2001 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah and Idaho.

2. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position as of April 1, 2001 and December 31, 2000 and the results of operations and cash flows for the periods ended April 1, 2001 and April 2, 2000. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

3. These unaudited condensed financial statements should be read in conjunction with the Company's 2000 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

4. Certain prior year balances in the accompanying condensed financial statements have been reclassified to conform to current year presentation.

5. During the first quarter of 2001, the Company paid a dividend to Big 5 Holdings, Inc. (the "Parent"). The dividend was used by Parent to repurchase and retire $12.5 million face value of the Parent's Senior Discount Notes due 2008 (the "Parent Discount Notes"). See "Liquidity and Capital Resources" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.


THREE MONTHS ENDED APRIL 1, 2001 VERSUS THREE MONTHS ENDED APRIL 2, 2000

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

                                                       Three Months Ended
                                         ---------------------------------------------
                                             April 1, 2001            April 2, 2000
                                         -----------------------   -------------------
                                                  (dollar amounts in thousands)
Net sales                                $143,179       100.0%   $129,712       100.0%
Cost of goods sold, buying and
      occupancy                            95,342        66.6      86,824        66.9
                                         --------       -----    --------       -----
Gross profit                               47,837        33.4      42,888        33.1
                                         --------       -----    --------       -----

Operating expenses:
      Selling and administrative           38,159        26.7      34,875        26.9
      Depreciation and amortization         2,574         1.7       2,329         1.8
                                         --------       -----    --------       -----
          Total operating expense          40,733        28.4      37,204        28.7
                                         --------       -----    --------       -----

          Operating income                  7,104         5.0       5,684         4.4
Interest expense, net                       4,131         2.9       4,328         3.3
                                         --------       -----    --------       -----
          Income before
             income taxes                   2,973         2.1       1,356         1.0

Income taxes                                1,219         0.9         541         0.4
                                         --------       -----    --------       -----
          Income before
             extraordinary gain             1,754         1.2         815         0.6

Extraordinary gain from early
    extinguishment of debt, net
    of income tax benefit                      --         0.0          36         0.0
                                         --------       -----    --------       -----


          Net income                     $  1,754         1.2%   $    851         0.7%
                                         ========       =====    ========       =====


          EBITDA(a)                      $  9,678         6.8%   $  8,013         6.2%
                                         ========       =====    ========       =====


(a) EBITDA represents net income before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000), and where relevant to the period referenced, extraordinary gain or loss from early extinguishment of debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.



1.  Net Sales

    Net sales increased 10.4% (or $13.5 million) from $129.7 million reported for the three months ended April 2, 2000 to $143.2 million for the three months ended April 1, 2001. Same store sales (sales for stores open throughout the quarter in 2001 and 2000) increased 6.1%, representing the twenty-first consecutive quarter of positive same store sales comparisons. Sales attributable to an increase in store count from 235 at April 2, 2000 to 249 at April 1, 2001 constituted the remainder of the 10.4% sales increase for the quarter.

2.  Gross Profit

    Gross profit increased 11.5% (or $4.9 million) from $42.9 million for the three months ended April 2, 2000 to $47.8 million for the three months ended April 1, 2001, reflecting increased sales discussed above and improved gross profit margin. Gross profit margin increased from 33.1% of sales for the three months ended April 2, 2000 to 33.4% for the comparable three-month period this year. The improvement for the three months ended April 1, 2001 is primarily a result of increased selling margins in the majority of the Company's product categories.

3.  Operating Expenses

    Selling and administrative expenses increased 9.4% (or $3.3 million) from $34.9 million for the three months ended April 2, 2000 to $38.2 million for the three months ended April 1, 2001, reflecting the increase in the Company's store count between periods. As a percentage of sales, selling and administrative expenses decreased from 26.9% for the three months ended April 2, 2000 to 26.7% of sales for the three months ended April 1, 2001.

    Depreciation and amortization increased 10.5% (or $0.3 million) from $2.3 million for the prior year period to $2.6 million for the three months ended April 1, 2001.

4.  Interest Expense

    Interest expense, net decreased 4.6% (or $0.2 million) from $4.3 million for the prior year period to $4.1 million for the three months ended April 1, 2001. This decrease reflected lower average daily debt balances during the three months ended April 1, 2001 versus the comparable period last year and was partially offset by higher interest rates in the Company's revolving debt during the three months ended April 1, 2001 versus the three months ended April 2, 2000. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

5.  Income Taxes

    The Company's income tax expense increased from $0.5 million for the prior year period to income tax expense of $1.2 million for the three months ended April 1, 2001, due to the increase in pre-tax income between periods. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.  Extraordinary Gain From Early Extinguishment of Debt

    There was no extraordinary gain for the three months ending April 1, 2001. There was an extraordinary gain of $0.04 million, net of taxes, for the three months ended April 2, 2000, in connection with the repurchase of $5.75 million face value of the Company's previously outstanding Senior Notes during the first quarter of 2000.

7.  Net Income

    Net income for the three months ended April 1, 2001 increased 106.1% (or $0.9 million) from net income of $0.9 million for the three months ended April 2, 2000 to net income of $1.8 million for the three months ended April 1, 2001. This increase reflects higher operating income achieved during the three months ended April 1, 2001.

8.  Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

    EBITDA increased 20.8% (or $1.7 million) from $8.0 million for the three months ended April 2, 2000 to $9.7 million for the three months ended April 1, 2001. This improvement reflects the positive sales and margin results achieved during the three months ended April 1, 2001 compared to the three months ended April 2, 2000.



LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of April 1, 2001 was approximately $165.2 million. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes.

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

      In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of Series A 10 7/8% Senior Notes due 2007, requiring semi-annual interest payments. These notes were subsequently exchanged for a like aggregate principal amount of Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"), having substantially identical terms. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007. The Company repurchased and retired $19.1 million face value of the Senior Notes during the 1999 fiscal year and $7.75 million face value of the Senior Notes during the 2000 fiscal year. As of April 1, 2001, $103.8 million in Senior Notes remained outstanding.

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

      Net cash used in operating activities increased from net cash used of $2.9 million for the three months ended April 2, 2000 to net cash used of $9.7 million for the 3 months ended April 1, 2001, reflecting increased earnings offset by higher working capital requirements due primarily to the timing of payments for inventory purchases for the 3 months ended April 1, 2001.

      Net cash provided by financing activities increased from net cash provided of $4.6 million last year to net cash provided of $11.3 million for the three months ended April 1, 2001. As of April 1, 2001, the Company had borrowings of $54.7 million and letter of credit commitments of $4.3 million outstanding under the CIT Credit Facility, and $103.8 million of Senior Notes outstanding. These balances compared to borrowings of $50.4 million and letter of credit commitments of $3.7 million outstanding under the CIT Credit Facility, and $105.7 million of Senior Notes outstanding as of April 2, 2000. Cash totaled $0.2 million at April 1, 2001 compared to $0.3 million at April 2, 2000. During the three months ended April 2, 2000, the Company repurchased and retired $5.75 million face value of the Senior Notes. During the three months ended April
1, 2001, the Company issued a dividend to Parent of $6.7 million, with which the Parent repurchased and retired $12.5 million face value of the Parent Discount Notes.

      Capital expenditures increased from $1.4 million for the three months ended April 2, 2000 to $1.5 million for the three months ended April 1, 2001. Management expects capital expenditures for the current fiscal year will range from $9 to $10 million to be used primarily to fund the opening of 15 to 20 new stores (of which 2 have been opened as of April 1, 2001 as replacements for 2 stores which were closed), store maintenance and remodels, distribution center needs and management information expenditures, including completion of the rollout of the Company's new point-of-sale system.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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



                                        BIG 5 CORP.
                                        A DELAWARE CORPORATION



Date: 5/15/01                           By: /s/ STEVEN G. MILLER
      -------                               ------------------------------------
                                        Steven G. Miller
                                        President and
                                        Chief Executive Officer



Date: 5/15/01                           By: /s/ CHARLES P. KIRK
      -------                               ------------------------------------
                                        Charles P. Kirk
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)