Form 10-Q
period 2001-07-01
BIG 5 CORP /CA/
filed 2001-08-15
CIK 901138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

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


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at August 15, 2001.

                                   BIG 5 CORP.

                                      INDEX


                                                                              Page No.
                                                                              --------
Title Page                                                                       1

Index                                                                            2

PART I -FINANCIAL INFORMATION

    Item 1.    Condensed Financial Statements (Unaudited)

               Condensed Balance Sheets - July 1, 2001 and
               December 31, 2000                                                 3

               Condensed Statements of Operations -
               Three months and six months ended July 1, 2001 and
               July 2, 2000                                                      4

               Condensed Statements of Cash Flows -
               Six months ended July 1, 2001 and
               July 2, 2000                                                      5

               Notes to Condensed Financial Statements                           6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               7-14

     Item 3.   Market Risk Disclosure                                            14


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                                 15

     Item 2.   Changes in Securities                                             15

     Item 3.   Defaults Upon Senior Securities                                   15

     Item 4.   Submission of Matters to a Vote of
               Security-Holders                                                  15

     Item 5.   Other Information                                                 15

     Item 6.   Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                       16

                                   BIG 5 CORP.

                            Condensed Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                          July 1,       December 31,
                                                           2001            2000
                                                         ---------       ---------
Assets

Current assets:
   Cash and cash equivalents                             $    -.-        $     -.-
   Trade and other receivables, net of allowance
      for doubtful accounts of $220 and $11,
      respectively                                           4,936           7,085
   Merchandise inventories                                 178,401         168,981
   Prepaid expenses                                          1,835           1,146
                                                         ---------       ---------

                    Total current assets                   185,172         177,212
                                                         ---------       ---------

Property and equipment:
   Land                                                        186             186
   Buildings and improvements                               29,219          27,264
   Furniture and equipment                                  50,580          50,089
   Less accumulated depreciation and amortization          (39,545)        (37,577)
                                                         ---------       ---------

                    Net property and equipment              40,440          39,962
                                                         ---------       ---------


Deferred income taxes, net                                   8,461           8,461
Leasehold interest, net of accumulated amortization
    of $20,288 and $19,387 respectively                      8,451           9,347
Other assets, at cost                                       12,375          12,011
Goodwill, less accumulated amortization of
  $1,989 and $1,865, respectively                        $   4,556           4,680
                                                         ---------       ---------
                                                           259,455       $ 251,673
                                                         =========       =========

Liabilities and Stockholder's Deficit

Current liabilities:

     Accounts payable                                    $  62,624       $  59,241
     Accrued income taxes                                    5,337           8,111
     Accrued expenses                                       31,353          39,357
                                                         ---------       ---------

                    Total current liabilities               99,314         106,709
                                                         ---------       ---------


Deferred rent                                                7,702           7,533
Long-term debt                                             157,126         141,089
                                                         ---------       ---------

                     Total liabilities                     264,142         255,331
                                                         ---------       ---------

Commitments and contingencies

Stockholder's deficit:

    Common stock, $.01 par value.  Authorized
      3,000 shares; issued and outstanding
      1,000 shares                                             -.-             -.-
    Additional paid-in capital                              40,639          40,639
    Accumulated deficit                                    (45,326)        (44,297)
                                                         ---------       ---------

                    Total stockholder's deficit             (4,687)         (3,658)
                                                         ---------       ---------
                                                         $ 259,455       $ 251,673
                                                         =========       =========



See accompanying notes to condensed financial statements

                                   BIG 5 CORP.


                       Condensed Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                               --------------------------   --------------------------
                                               July 1, 2001  July 2, 2000   July 1, 2001  July 2, 2000
                                               ------------  ------------   ------------  ------------
Net sales                                        $151,456      $137,271      $294,635      $266,984
Cost of goods sold, buying and
    occupancy                                      97,847        88,877       193,190       175,702
                                                 --------      --------      --------      --------

Gross profit                                       53,609        48,394       101,445        91,282
                                                 --------      --------      --------      --------

Operating expenses:
    Selling and administration                     40,438        36,039        78,596        70,914
    Depreciation and amortization                   2,570         2,317         5,144         4,645
                                                 --------      --------      --------      --------

      Total operating expenses                     43,008        38,356        83,740        75,559
                                                 --------      --------      --------      --------

Operating income                                   10,601        10,038        17,705        15,723

Interest expense, net                               3,982         4,446         8,113         8,774
                                                 --------      --------      --------      --------

    Income before income taxes                      6,619         5,592         9,592         6,949

Income taxes                                        2,714         2,271         3,933         2,813
                                                 --------      --------      --------      --------

           Income before extraordinary gain         3,905         3,321         5,659         4,136

Extraordinary gain from early
 extinguishment of debt, net of
  income tax expense                                  -.-            51           -.-            87
                                                 --------      --------      --------      --------

                      Net income                 $  3,905      $  3,372      $  5,659      $  4,223
                                                 ========      ========      ========      ========



See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.

                        Condensed Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                               Six Months Ended
                                                                        ------------------------------
                                                                        July 1, 2001     July 2, 2000
                                                                        ------------     -------------

Cash flows from operating activities:
  Net income                                                              $  5,659       $  4,223
  Adjustments to reconcile net income to net cash
    used by operating activities:
        Depreciation and amortization                                        5,144          4,645
        Amortization of deferred finance charge and discounts                  (65)            (3)
        Extraordinary gain from early extinguishment of debt                   -.-           (148)
        Loss on disposal of equipment and leasehold interest                    25            -.-
        Change in assets and liabilities:
          Merchandise inventories                                           (9,420)       (14,253)
          Trade accounts receivable, net                                     2,149          1,773
          Prepaid expenses and other assets                                   (969)          (338)
          Accounts payable                                                   4,702          7,751
          Accrued income taxes                                              (2,774)        (1,035)
          Accrued expenses                                                  (8,005)        (7,196)
                                                                          --------       --------

                Net cash used in operating activities                       (3,554)        (4,581)
                                                                          --------       --------

Cash flows from investing activities - purchase
  of property and equipment                                                 (4,457)        (5,237)
                                                                          --------       --------

                 Net cash used in investing activities                      (4,457)        (5,237)
                                                                          --------       --------

Cash flows from financing activities:
     Net (payment)/borrowings under revolving credit
       facilities, and other                                                14,699         17,157
     Repurchase of long-term debt                                              -.-         (7,339)
     Dividend to parent to purchase senior discount notes                   (6,688)           -.-
                                                                          --------       --------

                Net cash provided by financing activities                    8,011          9,818
                                                                          --------       --------

                Net increase/(decrease) in cash and cash equivalents           -.-            -.-

 Cash and cash equivalents at beginning of period                              -.-            -.-
                                                                          --------       --------

 Cash and cash equivalents at end of period                               $    -.-       $    -.-
                                                                          ========       ========

See accompanying notes to condensed financial statements.

                                   BIG 5 CORP.


                Notes to Unaudited Condensed Financial Statements

                             (Dollars in Thousands)


FINANCIAL INFORMATION


1. Big 5 Corp. ("the Company") operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 252 stores at July 1, 2001 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado.

2. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position as of July 1, 2001 and December 31, 2000 and the results of operations and cash flows for the periods ended July 1, 2001 and July 2, 2000. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

3. These unaudited condensed financial statements should be read in conjunction with the Company's 2000 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

4. During the first six months of 2001, the Company paid a dividend to Big 5 Holdings, Inc. (the "Parent"). The dividend was used by Parent to repurchase and retire $12.5 million face value of Parent's Senior Discount Notes due 2008 (the "Parent Discount Notes"). See "Liquidity and Capital Resources" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

THREE MONTHS ENDED JULY 1, 2001 VERSUS THREE MONTHS ENDED JULY 2, 2000

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


                                                          Three Months Ended
                                        -------------------------------------------------
                                             July 1, 2001               July 2, 2000
                                         ---------------------     ---------------------
                                                     (dollar amounts in thousands)
Net sales                                $151,456        100.0%    $137,271        100.0%
Cost of goods sold, buying and
   occupancy                               97,847         64.6       88,877         64.7
                                         --------        -----     --------        -----
Gross profit                               53,609         35.4       48,394         35.3
                                         --------        -----     --------        -----

Operating expenses:
      Selling and administrative           40,438         26.7       36,039         26.3
      Depreciation and amortization         2,570          1.7        2,317          1.7
                                         --------        -----     --------        -----
          Total operating expense          43,008         28.4       38,356         28.0
                                         --------        -----     --------        -----

          Operating income                 10,601          7.0       10,038          7.3
Interest expense, net                       3,982          2.6        4,446          3.2
                                         --------        -----     --------        -----
          Net income before
             income taxes                   6,619          4.4        5,592          4.1

Income taxes                                2,714          1.8        2,271          1.7
                                         --------        -----     --------        -----
          Income before
             extraordinary gain             3,905          2.6        3,321          2.4

Extraordinary gain from early
    extinguishment of debt,
    net of income tax benefit                 -.-          0.0           51          0.1
                                         --------        -----     --------        -----
          Net income                     $  3,905          2.6%    $  3,372          2.5%
                                         ========        =====     ========        =====
          EBITDA(a)                      $ 13,171          8.7%    $ 12,355          9.0%
                                         ========        =====     ========        =====


(a) EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense, non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

1.  Net Sales

    Net sales increased by $14.2 million, or 10.3%, to $151.5 million for the three months ended July 1, 2001 from $137.3 million reported for the three months ended July 2, 2000. This growth reflected an increase of $7.9 million in same store sales and an increase of $7.6 million in new store sales. The remaining difference in sales between periods reflects sales attributable to closed stores. Same store sales (sales for stores open throughout the quarter in 2001 and 2000) increased by 5.8% for the three months ended July 1, 2001, representing the twenty-second consecutive quarter of same store sales increases. This increase was attributable to higher sales in the majority of the Company's merchandise categories. New store sales reflect sales for the 19 new stores opened after July 2, 2000.

2.  Gross Profit

    Gross profit increased by $5.2 million, or 10.8%, to $53.6 million for the three months ended July 1, 2001 from $48.4 million for the three months ended July 2, 2000. Gross profit margin was 35.4% for three months ended July 1, 2001 compared to 35.3% for the three months ended July 2, 2000. The Company was able to achieve higher gross profit margins primarily due to increased same store sales, which caused store occupancy costs to decrease as a percentage of sales.

3.  Operating Expenses

    Selling and administrative expenses increased by $4.4 million, or 12.2%, to $40.4 million for the three months ended July 1, 2001 from $36.0 million for the three months ended July 2, 2000. The increase in selling and administrative expense reflects an increase in the Company's store count from 236 stores last year to 252 at July 1, 2001. When measured as a percentage of net sales, selling and administrative expenses were 26.7% for the three months ended July 1, 2001 compared to 26.3% for the three months ended July 2, 2000. The increase in selling and administrative expenses on a percentage basis was due to one-time expenses related to training of store personnel for the completion of the rollout of the Company's new point-of-sale systems to all stores and added advertising expense during the three months ended July 1, 2001.

    Depreciation and amortization increased by $0.3 million, or 10.9%, to $2.6 million for the three months ended July 1, 2001 from $2.3 million for the three months ended July 2, 2000. The increase was primarily due to added depreciation and amortization related to expenditures for the growth in the Company's store base between periods, as well as depreciation and amortization related to expenditures for the Company's new point-of-sale register systems.

4.  Interest Expense, Net

    Interest expense, net decreased by $0.4 million, or 10.4%, to $4.0 million for the three months ended July 1, 2001 from $4.4 million for the three months ended July 2, 2000. This decrease reflected lower average daily debt balances during the three months ended July 1, 2001 versus the comparable period last year in addition to lower average interest rates on the Company's revolving debt during the three months ended July 1, 2001 versus the three months ended July 2, 2000. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

5.  Income Taxes

    Income tax expense increased by $0.4 million to $2.7 million for the three months ended July 1, 2001 from $2.3 million for the prior year period, reflecting an increase in pre-tax income between periods. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.  Extraordinary Gain From Early Extinguishment of Debt

    There was no extraordinary gain for the three months ended July 1, 2001. There was an extraordinary gain of $0.05 million, net of taxes and costs related to the repurchase of $5.75 million face value of the Senior Notes during the three months ended July 2, 2000.

7.  Net Income

    As a result of the factors described above, net income for the three months ended July 1, 2001 increased by $0.5 million, or 15.8%, to $3.9 million for the three months ended July 1, 2001 from $3.4 million for the three months ended July 2, 2000. This increase reflects higher operating income achieved during the three months ended July 1, 2001.

8.  Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

    EBITDA increased by $0.8 million, or 6.6%, to $13.2 million for the three months ended July 1, 2001 from $12.4 million for the three months ended July 2, 2000. This improvement reflects the positive sales and margin results achieved during the three months ended July 1, 2001 compared to the three months ended July 2, 2000.

SIX MONTHS ENDED JULY 1, 2001 VERSUS SIX MONTHS ENDED JULY 2, 2000

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.


                                                        Six Months Ended
                                         -----------------------------------------------
                                            July 1, 2001                July 2, 2000
                                         ---------------------     ---------------------
                                                     (dollar amounts in thousands)

Net sales                                $294,635        100.0%    $266,984        100.0%
Cost of goods sold, buying and
      occupancy                           193,190         65.6      175,702         65.8
                                         --------        -----     --------        -----
Gross profit                              101,445         34.4       91,282         34.2
                                         --------        -----     --------        -----

Operating expenses:
      Selling and administration           78,596         26.7       70,914         26.6
      Depreciation and amortization         5,144          1.7        4,645          1.7
                                         --------        -----     --------        -----
         Total operating expense           83,740         28.4       75,559         28.3
                                         --------        -----     --------        -----
         Operating income                  17,705          6.0       15,723          5.9
Interest expense, net                       8,113          2.8        8,774          3.3
                                         --------        -----     --------        -----
         Net income before
             income taxes                   9,592          3.3        6,949          2.6
Income taxes                                3,933          1.3        2,813          1.1
                                         --------        -----     --------        -----
         Income before
             extraordinary gain             5,659          1.9        4,136          1.5

Extraordinary gain from early
       extinguishment of debt,
       net of income tax benefit              -.-          0.0           87          0.1

                                         --------        -----     --------        -----

Net income                               $  5.659          1.9%    $  4,223          1.6%
                                         ========        =====     ========        =====

EBITDA(a)                                $ 22,849          7.8%    $ 20,368          7.6%
                                         ========        =====     ========        =====


(a) EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense and non-cash rent expense (see Footnote 5 in "Notes to Financial Statements" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

1.  Net Sales

    Net sales increased by $27.6 million, or 10.4%, to $294.6 million reported for the six months ended July 1, 2001 from $267.0 million for the six months ended July 2, 2000. This growth reflected an increase of $15.7 million in same store sales and an increase of $13.3 million in new store sales. The remaining difference in sales between periods reflects sales attributable to closed stores. Same store sales (sales for stores open throughout the six months in 2001 and 2000) increased by 5.9% for the six months ended July 1, 2001, which was attributable to higher sales in the majority of the Company's merchandise categories. New store sales reflect the opening of six stores during the first six months of 2001, as well as fifteen new stores opened during fiscal 2000.


2.  Gross Profit

    Gross profit increased by $10.1 million, or 11.1%, to $101.4 million for the six months ended July 1, 2001 from $91.3 million for the six months ended July 2, 2000. Gross profit margin was 34.4% for the six months ended July 1, 2001 compared to 34.2% for the six months ended July 2, 2000. The Company was able to achieve higher gross profit margins primarily due to improved selling margins in a majority of the Company's product categories as well as increased same store sales, which caused store occupancy costs to decrease as a percentage of sales.

3.  Operating Expenses

    Selling and administrative expenses increased by $7.7 million, or 10.8%, to $78.6 million for the six months ended July 1, 2001 from $70.9 million for the six months ended July 2, 2000. The increase in selling and administrative expenses reflects an increase in the Company's store base from 236 stores last year to 252 at July 1, 2001. When measured as a percentage of sales, selling and administrative expenses were 26.7% for the six months ended July 1, 2001 compared to 26.6% for the six months ended July 2, 2000. The increase in selling and administrative expenses on a percentage basis was due to one-time expenses related to training of store personnel for the completion of the rollout of the Company's new point-of-sale systems to all stores.

    Depreciation and amortization increased by $0.5 million, or 10.7%, to $5.1 million for the six months ended July 1, 2001 from $4.6 million for the prior year period. The increase was primarily due to added depreciation and amortization related to expenditures for the growth in the Company's store base in the six months ended July 1, 2001, as well as depreciation and amortization related to expenditures for the Company's new point-of-sale register systems.

4.  Interest Expense, Net

    Interest expense, net decreased by $0.7 million, or 7.5%, to $8.1 million for the six months ended July 1, 2001 from $8.8 million for the prior year period. This decrease reflected lower average daily debt balances during the six months ended July 1, 2001 versus the comparable period last year in addition to lower average interest rates on the Company's revolving debt during the six months ended July 1, 2001 versus the six months ended July 2, 2000. The Company's debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see "Liquidity and Capital Resources").

5.  Income Taxes

    Income tax expense increased by $1.1 million to $3.9 million for the six months ended July 1, 2001 from $2.8 million for the prior year period, reflecting an increase in pre-tax income between years. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

6.  Extraordinary Gain From Early Extinguishment of Debt

    There was no extraordinary gain for the six months ended July 1, 2001. There was an extraordinary gain of $0.1 million, net of taxes and costs related to the Senior Notes, for the six months ended July 2, 2000.

7.  Net Income

    As a result of the factors described above, net income for the six months ended July 1, 2001 increased by $1.5 million, or 34.0%, to net income of $5.7 million for the six months ended July 1, 2001 from net income of $4.2 million for the six months ended July 2, 2000. This increase reflects higher operating income achieved during the six months ended July 1, 2001.

8.  Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

    EBITDA increased by $2.4 million, or 12.2%, to $22.8 million for the six months ended July 1, 2001 from $20.4 million for the six months ended July 2, 2000. This improvement reflects the positive sales and margin results achieved during the six months ended July 1, 2001.



LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are cash flow from operations and borrowings under the Company's five year, non-amortizing, $125.0 million revolving credit facility (the "CIT Credit Facility"). The CIT Credit Facility is secured by the Company's trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company's Eligible Inventory as of July 1, 2001 was approximately $168.7 million. As of July 1, 2001, loans under the CIT Credit Facility bear interest at a rate of LIBOR (3.98% at July 1, 2001) plus 1.50% or the Chase Manhattan prime lending rate (6.75% at July 1,
2001) plus 0.0%. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes.

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

        In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of Series A 10 7/8% Senior Notes due 2007, requiring semi-annual interest payments. These notes were subsequently exchanged for a like aggregate principal amount of Series B 10 7/8% Senior Notes due 2007 (the "Senior Notes"), having substantially identical terms. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007. The Company repurchased and retired $19.1 million face value of the Senior Notes during the 1999 fiscal year and $7.75 million face value of the Senior Notes during the 2000 fiscal year. As of July 1, 2001, $103.8 million face value of the Senior Notes remained outstanding.

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

        Net cash used in operating activities for the six months ended July 1, 2001 and July 2, 2000 was $3.6 and $4.6 million, respectively. The decrease in cash used primarily reflects improved earnings during the first six months ended July 1, 2001 in addition to a build up of inventory in anticipation of peak seasons offset partially by net income and non-cash charges.

        Capital expenditures for the six months ended July 1, 2001 and July 2, 2000 were $4.5 million and $5.2 million, respectively. The variance was primarily attributable to the opening of new stores as well as timing of expenditures related to the Company's new point-of-sale store register systems. The Company expended $0.5 million on hardware and software to complete this project during the six months ended July 1, 2001. The Company expects capital expenditures for the remaining six months of 2001 will range from approximately $4.5 to $5.5 million to be used primarily to fund the opening of approximately 7 to 9 new stores, store maintenance and remodels, warehouse and headquarters maintenance and systems related expenditures.

        Net cash provided by financing activities for the six months ended July 1, 2001 and July 2, 2000 was $8.0 million and $9.8 million, respectively. During the six months ended July 2, 2000, the Company repurchased and retired $7.75 million face value of the Senior Notes. During the six months ended July 1, 2001, the Company issued a dividend to Parent of $6.7 million, with which the Parent repurchased and retired $12.5 million face value of the Parent Discount Notes. As of July 1, 2001, the Company had borrowings of $53.3 million and letter of credit commitments of $4.5 million outstanding under the CIT Credit Facility, and $103.8 million of Senior Notes outstanding. These balances compared to borrowings of $54.6 million and letter of credit commitments of $5.0 million outstanding under the CIT Credit Facility, and $103.8 million of Senior Notes outstanding as of July 2, 2000. There were no cash and cash equivalents at both July 1, 2001 and at July 2, 2000.

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



IMPACT OF ACCOUNTING PRONOUNCEMENTS

        On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. These new pronouncements significantly change the permissible accounting methods for business combinations and the treatment of goodwill and other intangible assets. Prior to the adoption of these new standards, goodwill and similar intangible assets were generally amortized into income on a stated periodic basis. This treatment will be replaced by an alternative system, which will not require intangible amortization on a stated basis but rather will require periodic testing of the intangible for impairment, with no charge to income except to the extent of any such impairment. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS 142 effective January 1, 2002, at which time the Company will cease to record periodic goodwill charges absent an impairment charge. As of July 1, 2001, the Company had recorded on its balance sheet $4.6 million of goodwill.



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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

           On August 9, 2001, the Company received a copy of a complaint filed in the California Superior Court in Los Angeles entitled Mosely, et al., v. Big 5 Corp., Case No. BC255749, alleging violations of the California Labor Code and the Business and Professions Code. This complaint was brought as a purported class action with two subclasses comprised of the Company's California store managers and the Company's California first assistant store managers. The plaintiffs allege that the Company improperly classified its store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. They seek, on behalf of the class members, back pay for overtime allegedly not paid, statutory penalties in the amount of an additional thirty days' wages for each such employee whose employment terminated in the four years preceding the complaint, and injunctive relief to require the Company to treat its store management as non-exempt. The complaint has only recently been filed. The Company has not yet answered the complaint and discovery has not commenced. The Company intends to defend the case vigorously. The Company's results of operations and financial position could be adversely affected by an adverse judgment in this matter.

           The Company is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters currently pending against the Company will not have a material adverse effect on the Company's financial position.

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security-Holders

           None

Item 5.    Other Information

           None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits


               None.



          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIG 5 CORP.
                                    A DELAWARE CORPORATION





Date: 8/15/01                       By:  /s/ STEVEN G. MILLER
      -------                           ---------------------
                                    Steven G. Miller
                                    President and
                                    Chief Executive Officer






Date: 8/15/01                       By:  /s/ CHARLES P. KIRK
      -------                           --------------------
                                    Charles P. Kirk
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)