Form 10-Q
period 2001-09-30
BIG 5 CORP /CA/
filed 2001-11-14
CIK 901138

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number:    333-43129

BIG 5 CORP.
SUCCESSOR TO: UNITED MERCHANDISING CORP.
DBA: BIG 5 SPORTING GOODS
(Exact name of registrant as specified in its charter)
Delaware
(State of Incorporation)
95-1854273
(I.R.S. employer identification number)
2535 East El Segundo Boulevard
El Segundo, California 90245
(310) 536-0611
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

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
Yes [X]    No [   ]

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at November 14, 2001.

BIG 5 CORP.

BIG 5 CORP.

Condensed Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Trade and other receivables, net of allowance for doubtful accounts of $61 and $11, respectively	3,542	7,085
Merchandise inventories	172,530	168,981
Prepaid expenses	1,252	1,146

Total current assets	177,324	177,212

Property and equipment:
Land	186	186
Buildings and improvements	30,164	27,264
Furniture and equipment	51,339	50,089
Less accumulated depreciation and amortization	(40,644)	(37,577)

Net property and equipment	41,045	39,962

Deferred income taxes, net	8,461	8,461
Leasehold interest, net of accumulated amortization of $20,819 and $19,387 respectively	8,045	9,347
Other assets, at cost	12,616	12,011
Goodwill, less accumulated amortization of $2,051 and $1,865, respectively	4,494	4,680

	$251,985	$251,673

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$52,691	$59,241
Accrued income taxes	6,066	8,111
Accrued expenses	36,116	39,357

Total current liabilities	94,873	106,709

Deferred rent	7,736	7,533
Long-term debt	150,488	141,089

Total liabilities	253,097	255,331

Commitments and contingencies
Stockholder’s deficit:
Common stock, $.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	40,639	40,639
Accumulated deficit	(41,751)	(44,297)

Total stockholder’s deficit	(1,112)	(3,658)

	$251,985	$251,673

See accompanying notes to condensed financial statements

BIG 5 CORP.

Condensed Statements of Operations
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Net sales	$158,085	$146,169	$452,721	$413,153
Cost of goods sold, buying and occupancy	105,129	97,256	298,322	272,960

Gross profit	52,956	48,913	154,399	140,193

Operating expenses:
Selling and administration	40,795	36,967	119,392	107,881
Depreciation and amortization	2,364	2,325	7,507	6,970

Total operating expenses	43,159	39,292	126,899	114,851

Operating income	9,797	9,621	27,500	25,342
Interest expense, net	3,733	4,156	11,847	12,930

Income before income taxes	6,064	5,465	15,653	12,412
Income taxes	2,487	2,274	6,419	5,087

Income before extraordinary gain	3,577	3,191	9,234	7,325
Extraordinary gain from early extinguishment of debt, net of income tax benefit	—	—	—	87

Net income	$3,577	$3,191	$9,234	7,412

See accompanying notes to condensed financial statements.

BIG 5 CORP.

Condensed Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended

	September 30, 2001	October 1, 2000

Cash flows from operating activities:
Net income	$9,234	$7,412
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	7,507	6,970
Amortization of deferred finance charge and discounts	(118)	(27)
Extraordinary loss/(gain) from early extinguishment of debt	—	(148)
Loss on disposal of equipment and leasehold interest	32	—
Change in assets and liabilities:
Merchandise inventories	(3,549)	(17,899)
Trade accounts receivable, net	3,543	2,924
Prepaid expenses and other assets	(574)	(180)
Accounts payable	(7,609)	8,311
Accrued expenses	(5,287)	(4,504)

Net cash provided by operating activities	3,179	2,859

Cash flows from investing activities:
Purchase of property and equipment	(6,930)	(7,641)
Repurchase of Parent Discount Notes	(6,688)	—

Net cash used in investing activities	(13,618)	(7,641)

Cash flows from financing activities:
Net borrowings under revolving credit facilities, and other	10,439	12,121
Repurchase of Senior Notes	—	(7,339)

Net cash provided by financing activities	10,439	4,782

Net increase/(decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See accompanying notes to condensed financial statements

BIG 5 CORP.

Notes to Unaudited Condensed Financial Statements

(Dollars in Thousands)

FINANCIAL INFORMATION

1.	Big 5 Corp. (“the Company”) operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 253 stores at September 30, 2001 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado.

2.	In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the periods ended September 30, 2001 and October 1, 2000. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures are adequate to make the information presented not misleading.

3.	These unaudited condensed financial statements should be read in conjunction with the Company’s 2000 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

4.	During the first nine months of 2001, the Company purchased $6.7 million ($12.5 million face value) of Big 5 Sporting Goods Corporation (the “Parent”) Senior Discount Notes due 2008 (the “Parent Discount Notes”). In conjunction with this purchase, amounts due from Parent to the Company for the Parent Discount Notes were forgiven, resulting in a non-cash dividend to Parent of $6.7 million. See “Liquidity and Capital Resources” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

Three Months Ended September 30, 2001 versus Three Months Ended October 1, 2000

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

	Three Months Ended

	September 30, 2001		October 1, 2000

Net sales	$158,085	100.0%	$146,169	100.0%
Cost of goods sold, buying and occupancy	105,129	66.5	97,256	66.5

Gross profit	52,956	33.5	48,913	33.5

Operating expenses:
Selling and administrative	40,795	25.8	36,967	25.3
Depreciation and amortization	2,364	1.5	2,325	1.6

Total operating expense	43,159	27.3	39,292	26.9

Operating income	9,797	6.2	9,621	6.6
Interest expense, net	3,733	2.4	4,156	2.8

Income before income taxes	6,064	3.8	5,465	3.8
Income taxes	2,487	1.6	2,274	1.6

Net income	$3,577	2.2%	$3,191	2.2%

EBITDA (a)	$12,161	7.7%	$11,946	8.2%

(a)	EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense (see Footnote 5 in “Notes to Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000). While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”) and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

1.	Net Sales

Net sales increased by $11.9 million, or 8.2%, to $158.1 million for the three months ended September 30, 2001 from $146.2 million reported for the three months ended October 1, 2000. This growth reflected an increase of $5.5 million in same store sales and an increase of $8.0 million in new store sales. The remaining difference in sales between periods reflects sales attributable to closed stores. New store sales reflect sales for the 21 new stores opened after July 2, 2000. Same store sales (sales for stores open throughout the quarter in 2001 and 2000) increased by 3.8% for the three months ended September 30, 2001, representing the twenty-third consecutive quarter of same store sales increases. This increase was attributable to higher sales in the majority of the Company’s merchandise categories other than the skate category, which includes scooters. Sales during the three months ended October 1, 2000 benefited significantly from the sales of scooters. Factoring out scooter sales, net sales increased 10.1% and same store sales increased 5.7% for the three months ended September 30, 2001.

2.	Gross Profit

Gross profit increased by $4.1 million, or 8.3%, to $53.0 million for the three months ended September 30, 2001 from $48.9 million for the three months ended October 1, 2000 as a result of the increase in net sales discussed above. Gross profit margin of 33.5% for the three months ended September 30, 2001 was consistent with the three months ended October 1, 2000.

3.	Operating Expenses

Selling and administrative expenses increased by $3.8 million, or 10.4%, to $40.8 million for the three months ended September 30, 2001 from $37.0 million for the three months ended October 1, 2000. The increase in selling and administrative expense reflects an increase in the Company’s store count from 240 stores last year to 253 at September 30, 2001. When measured as a percentage of net sales, selling and administrative expenses were 25.8% for the three months ended September 30, 2001 compared to 25.3% for the three months ended October 1, 2000. Approximately 0.3% of the increase in selling and administrative expenses when measured as a percentage of sales resulted from one-time expenses related to added store labor hours allocated for the implementation of the Company’s new point-of-sale systems. The remaining 0.2% of the 0.5% increase resulted primarily from higher payroll related benefit costs and added costs related to electric utility rate increases primarily in the Company’s California markets.

Depreciation and amortization increased by $0.1 million, or 1.7%, to $2.4 million for the three months ended September 30, 2001 from $2.3 million for the three months ended October 1, 2001. The increase was primarily due to added depreciation and amortization related to expenditures for the growth in the Company’s store base between periods, as well as depreciation and amortization related to expenditures for the Company’s new point-of-sale register systems.

4.	Interest Expense, Net

Interest expense, net decreased by $0.5 million, or 10.2%, to $3.7 million for the three months ended September 30, 2001 from $4.2 million for the three months ended October 1, 2000. This decrease reflected lower average interest rates on the Company’s revolving debt during the three months ended September 30, 2001 versus the comparable period last year in addition to lower average daily debt balances during the three months ended September 30, 2001 versus the three months ended October 1, 2000. The Company’s debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see “Liquidity and Capital Resources”).

5.	Income Taxes

Income tax expense increased by $0.2 million to $2.5 million for the three months ended September 30, 2001 from $2.3 million for the prior year period, reflecting an increase in pre-tax income between periods. The Company’s effective income tax rate for the three months ended September 30, 2001 was 41.0% as compared to 41.6% for the three months ended October 1, 2000. Income taxes are based on an estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period.

6.	Net Income

As a result of the factors described above, net income increased by $0.4 million, or 12.1%, to $3.6 million for the three months ended September 30, 2001 from $3.2 million for the three months ended October 1, 2000.

7.	Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

EBITDA increased by $0.3 million, or 1.8%, to $12.2 million for the three months ended September 30, 2001 from $11.9 million for the three months ended October 1, 2000. This improvement reflects the positive sales results achieved during the three months ended September 30, 2001 compared to the three months ended October 1, 2000.

Nine Months Ended September 30, 2001 versus Nine Months Ended October 1, 2000

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

	Nine Months Ended

	September 30, 2001		October 1, 2000

Net sales	$452,721	100.0%	$413,153	100.0%
Cost of goods sold, buying and occupancy	298,322	65.9	272,960	66.1

Gross profit	154,399	34.1	140,193	33.9

Operating expenses:
Selling and administration	119,392	26.4	107,881	26.1
Depreciation and amortization	7,507	1.7	6,970	1.7

Total operating expense	126,899	28.1	114,851	27.8

Operating income	27,500	6.1	25,342	6.1
Interest expense, net	11,847	2.6	12,930	3.1

Income before income taxes	15,653	3.5	12,412	3.0
Income taxes	6,419	1.4	5,087	1.2

Income before extraordinary gain/(loss)	9,234	2.1	7,325	1.8
Extraordinary gain/(loss) from early extinguishment of debt, net of income tax benefit	—	0.0	87	0.0

Net income	$9,234	2.1%	$7,412	1.8%

EBITDA (a)	$35,007	7.7%	$32,312	7.8%

(a)	EBITDA represents net earnings before taking into consideration net interest expense, income tax expense, depreciation expense, amortization expense (see Footnote 5 in “Notes to Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000), and where relevant to the period referenced, extraordinary gain/(loss) from early extinguishment of debt. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”) and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because some investors believe it provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

1.	Net Sales

Net sales increased by $39.5 million, or 9.6%, to $452.7 million reported for the nine months ended September 30, 2001 from $413.2 million for the nine months ended October 1, 2000. This growth reflected an increase of $21.1 million in same store sales and an increase of $21.4 million in new store sales. The remaining difference in sales between periods reflects sales attributable to closed stores. New store sales reflect the opening of eight stores during the first nine months of 2001, as well as fifteen new stores opened during fiscal 2000. Same store sales (sales for stores open throughout the nine months in 2001 and 2000) increased by 5.2% for the nine months ended September 30, 2001, which was attributable to higher sales in the majority of the Company’s merchandise categories other than the skate category which includes scooters. Sales during the last half of fiscal 2000 benefited significantly from the sale of scooters. Factoring out scooter sales, net sales increased 10.0% and same store sales increased 5.6% for the nine months ended September 30, 2001.

2.	Gross Profit

Gross profit increased by $14.2 million, or 10.1%, to $154.4 million for the nine months ended September 30, 2001 from $140.2 million for the nine months ended October 1, 2000. Gross profit margin was 34.1% for the nine months ended September 30, 2001 compared to 33.9% for the nine months ended October 1, 2000. The Company was able to achieve higher gross profit margins primarily due to improved selling margins in a majority of the Company’s product categories as well as increased same store sales, which caused store occupancy costs as a percentage of sales to decrease.

3.	Operating Expenses

Selling and administrative expenses increased by $11.5 million, or 10.7%, to $119.4 million for the nine months ended September 30, 2001 from $107.9 million for the nine months ended October 1, 2000. The increase in selling and administrative expenses reflects an increase in the Company’s store base from 240 stores last year to 253 at September 30, 2001. When measured as a percentage of sales, selling and administrative expenses were 26.4% for the nine months ended September 30, 2001 compared to 26.1% for the nine months ended October 1, 2000. Approximately 0.2% of the increase in selling and administrative expenses when measured as a percentage of sales resulted from one-time expenses related to added store labor hours allocated for the implementation of the Company’s new point-of-sale systems. The remaining 0.1% of the 0.3% increase resulted primarily from higher payroll related benefit costs and added costs related to electric utility rate increases primarily in the Company’s California markets.

Depreciation and amortization increased by $0.5 million, or 7.7%, to $7.5 million for the nine months ended September 30, 2001 from $7.0 million for the prior year period. The increase was primarily due to added depreciation and amortization related to expenditures for the growth in the Company’s store base in the nine months ended September 30, 2001, as well as depreciation and amortization related to expenditures for the Company’s new point-of-sale register systems.

4.	Interest Expense, Net

Interest expense, net decreased by $1.1 million, or 8.4%, to $11.8 million for the nine months ended September 30, 2001 from $12.9 million for the prior year period. This decrease reflected lower average daily debt balances during the nine months ended September 30, 2001 versus the comparable period last year in addition to lower average interest rates on the Company’s revolving debt during the nine months ended September 30, 2001 versus the nine months ended October 1, 2000. The Company’s debt balances consist of borrowings under the CIT Credit Facility and the Senior Notes (see “Liquidity and Capital Resources”).

5.	Income Taxes

Income tax expense increased by $1.3 million to $6.4 million for the nine months ended September 30, 2001 from $5.1 million for the prior year period, reflecting an increase in pre-tax income between years. The Company’s effective income tax rate was 41.0% for the nine months ended September 30, 2001 and for the nine months ended October 1, 2000. Income taxes are based on an estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period.

6.	Extraordinary Gain From Early Extinguishment of Debt

There was no extraordinary gain for the nine months ended September 30, 2001. There was an extraordinary gain of $0.1 million, net of taxes and costs related to the Senior Notes, for the nine months ended October 1, 2000.

7.	Net Income

As a result of the factors described above, net income for the nine months ended September 30, 2001 increased by $1.8 million, or 24.6%, to net income of $9.2 million for the nine months ended September 30, 2001 from net income of $7.4 million for the nine months ended October 1, 2000. This increase reflects higher operating income achieved during the nine months ended September 30, 2001.

8.	Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

EBITDA increased by $2.7 million, or 8.3%, to $35.0 million for the nine months ended September 30, 2001 from $32.3 million for the nine months ended October 1, 2000. This improvement reflects the positive sales results achieved during the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of liquidity are cash flow from operations and borrowings under the Company’s five year, non-amortizing, $125.0 million revolving credit facility (the “CIT Credit Facility”). The CIT Credit Facility is secured by the Company’s trade accounts receivable, merchandise inventories and general intangible assets. Subject to certain terms and conditions, the CIT Credit Facility permits the Company to obtain revolving loans up to a maximum aggregate principal amount that, together with the aggregate undrawn amount of all outstanding letters of credit and of all unreimbursed amounts drawn under letters of credit, does not exceed the lesser of $125.0 million and the Borrowing Base (as defined therein), which is generally equal to 70% of the aggregate value of Eligible Inventory (as defined therein) during November through February and 65% of the aggregate value of Eligible Inventory during the remaining months of the year. The value of the Company’s Eligible Inventory as of September 30, 2001 was approximately $164.9 million. As of September 30, 2001, loans under the CIT Credit Facility bear interest at a rate of LIBOR (3.41% at September 30, 2001) plus 1.50% or the Chase Manhattan prime lending rate (6.5% at September 30, 2001) plus 0.0%. The Company intends to use net cash provided by operating activities and borrowings under the CIT Credit Facility to fund its anticipated capital expenditures and working capital requirements. However, if additional cash is required, it may be difficult for the Company to obtain because the Company is highly leveraged and is limited from incurring additional indebtedness, among other things, by restrictions contained in the CIT Credit Facility and the indenture governing the Senior Notes.

     In October 1997, Big 5 Holdings Corp. (the “Parent”), Robert W. Miller, Steven G. Miller and Green Equity Investors, L.P. (“GEI”) agreed to a recapitalization agreement (the “Recapitalization Agreement”) which resulted in existing management and employees of the Company (and members of their families) beneficially gaining majority ownership of the Company when the recapitalization was completed on November 13, 1997 (the “Recapitalization”).

     In connection with the Recapitalization, the Company issued $131.0 million in aggregate principal amount of Series A 10 7/8% Senior Notes due 2007, requiring semi-annual interest payments. These notes were subsequently exchanged for a like aggregate principal amount of Series B 10 7/8% Senior Notes due 2007 (the “Senior Notes”), having substantially identical terms. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2007. The Company repurchased and retired $19.1 million face value of the Senior Notes during the 1999 fiscal year and $7.75 million face value of the Senior Notes during the 2000 fiscal year. As of September 30, 2001, $103.8 million face value of the Senior Notes remained outstanding.

     The Company believes that cash flow from operations will be sufficient to cover the interest expense arising from the CIT Credit Facility and the Senior Notes. However, the Company’s ability to meet its debt service obligations depends upon its future performance, which, in turn, is subject to, among other things, general economic conditions and regional risks, and to financial, business and other factors affecting the operations of the Company, including factors beyond its control. Accordingly, there can be no assurance that cash flow from operations will be sufficient to meet the Company’s debt service obligations.

     Net cash provided by operating activities for the nine months ended September 30, 2001 and October 1, 2000 was $3.2 and $2.9 million, respectively. The increase in cash provided primarily reflects increased net income and non-cash charges partially offset by increased working capital requirements during the nine months ended September 30, 2001.

     Capital expenditures for the nine months ended September 30, 2001 and October 1, 2000 were $6.9 million and $7.6 million, respectively. The variance was primarily attributable to the timing of expenditures related to the Company’s new point-of-sale store register systems. The Company expects capital expenditures for the remaining three months of 2001 will range from approximately $2.5 to $3.5 million to be used primarily to fund the opening of approximately 7 to 8 new stores, store maintenance and remodels, warehouse and headquarters maintenance and systems related expenditures. During the nine months ended September 30, 2001, the Company purchased $6.7 million ($12.5 million face value) of the Parent Discount Notes on the open market. In conjunction with this purchase, amounts due from Parent to the Company for the Parent Discount Notes were forgiven, resulting in a non-cash dividend to Parent of $6.7 million.

     Net cash provided by financing activities for the nine months ended September 30, 2001 and October 1, 2000 was $10.4 million and $4.8 million, respectively. During the nine months ended October 1, 2000, the Company repurchased and retired $7.75 million face value of the Senior Notes. As of September 30, 2001, the Company had borrowings of $46.7 million and letter of credit commitments of $6.2 million outstanding under the CIT Credit Facility, and $103.8 million of Senior Notes outstanding. These balances compared to borrowings of $46.6 million and letter of credit commitments of $6.4 million outstanding under the CIT Credit Facility, and $103.8 million of Senior Notes outstanding as of October 1, 2000. There were no cash and cash equivalents at both September 30, 2001 and at October 1, 2000.

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

IMPACT OF ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. These new pronouncements significantly change the permissible accounting methods for business combinations and the treatment of goodwill and other intangible assets. Prior to the adoption of these new standards, goodwill and similar intangible assets were generally amortized into income on a stated periodic basis. This treatment will be replaced by an alternative system, which will not require intangible amortization on a stated basis but rather will require periodic testing of the intangible for impairment, with no charge to income except to the extent of any such impairment. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002, at which time the Company will cease to record periodic goodwill charges absent an impairment charge. As of September 30, 2001, the Company had recorded on its balance sheet $4.5 million of goodwill. The implementation of SFAS nos. 141 and 142 is not expected to have a material impact on the Company’s financial statements.

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

     The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company’s financial statements.

SEASONALITY

     The Company’s business is seasonal in nature. As a result, the Company’s results of operations are likely to vary during its fiscal year. Historically, revenues and income are highest during fourth quarters, due to industry wide holiday retail sales trends. The fourth quarter contributed 27.7% in 2000 and 27.3% in 1999 of fiscal year net sales and 35.5% in 2000 and 35.1% in 1999 of fiscal year EBITDA. Any decrease in sales for such period could have a material adverse effect on the Company’s business, financial condition and operating results for the entire fiscal year.

FORWARD-LOOKING STATEMENTS

     Certain information contained herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend” or other similar terminology. Such forward-looking statements, which relate to, among other things, the financial condition, results of operations and business of the Company, are subject to significant risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in such statements. These include, without limitation, the Company’s ability to open new stores on a timely and profitable basis, the impact of competition on revenues and margins, the effect of weather conditions and general economic conditions in the Western United States (which is the Company’s area of operation), the seasonal nature of the Company’s business, and other risks and uncertainties including the risk factors listed in the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on January 16, 1998 and as may be detailed from time to time in the Company’s public announcements and filings with the Securities and Exchange Commission. The Company assumes no obligation to publicly release the results of any revisions to the forward-looking statements contained herein which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission or otherwise to revise or update any oral or written forward-looking statements that may be made from time to time by or on behalf of the Company.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations since interest on its borrowings under the CIT Credit Facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2001 as compared to the rate at December 31, 2000, the Company’s interest expense for 2001 would increase $0.4 million based on the outstanding balance of the CIT Credit Facility at December 31, 2000. The Company does not hold any derivative instruments and does not engage in hedging activities.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in a lawsuit filed in the California Superior Court in Los Angeles entitled Mosely, et al., v. Big 5 Corp., Case No. BC255749, alleging violations of the California Labor Code and the Business and Professions Code. This lawsuit was brought as a purported class action with two subclasses comprised of the Company’s California store managers and the Company’s California first assistant store managers. The plaintiffs allege that the Company improperly classified its store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. They seek, on behalf of the class members, back pay for overtime allegedly not paid, statutory penalties in the amount of an additional thirty days’ wages for each such employee whose employment terminated in the four years preceding the complaint, and injunctive relief to require the Company to treat its store management as non-exempt. The Company has answered the complaint and is conducting a factual investigation of this matter. The Company intends to defend the case vigorously. The Company’s results of operations and financial position could be adversely affected by an adverse judgment in this matter.

The Company is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters currently pending against the Company will not have a material adverse effect on the Company’s financial position.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 CORP., a Delaware corporation

Date: 11/14/01	By: /S/ STEVEN G. MILLER

Steven G. Miller President and Chief Executive Officer

Date: 11/14/01	By: /S/ CHARLES P. KIRK

Charles P. Kirk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)