Form 10-K405
period 2001-12-30
BIG 5 CORP /CA/
filed 2002-03-25
CIK 901138

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

OR

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. (X)

No voting stock of the registrant is held by non-affiliates of the registrant. The registrant’s voting stock is wholly owned by Big 5 Sporting Goods Corp.., a Delaware Corporation. Neither the registrant’s nor Big 5 Sporting Goods Corp.’s voting stock is publicly traded.

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $.01 par value, at March 25, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

ITEM 1: BUSINESS

General

     We are the leading sporting goods retailer in the western United States, operating 260 stores in 10 states under the “Big 5 Sporting Goods” name at December 30, 2001. We provide a full-line product offering of over 25,000 stock keeping units in a traditional sporting goods store format that averages 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

     We believe that over the past 46 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, Adidas, New Balance, Wilson, Spalding and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchased through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

     Robert W. Miller co-founded our company in 1955 with the establishment of five retail locations in California. We sold World War II surplus items until 1963, when we began focusing exclusively on sporting goods and changed our trade name to “Big 5 Sporting Goods.” In 1971, we were acquired by Thrifty Corporation, which was subsequently purchased by Pacific Enterprises. In 1992, management bought our company in conjunction with Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P. In 1997, Robert W. Miller, Steven G. Miller and Green Equity Investors, L.P. recapitalized our parent company so that the majority of our parent company’s common stock would be owned by our management and employees.

     Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to generate consistent, profitable growth. As of December 30, 2001, we have realized 24 consecutive quarterly increases in same store sales over comparable prior periods. All but one of our stores has generated positive store-level operating profit in each of the past five fiscal years. In fiscal 2001, we generated net sales of $622.5 million and adjusted EBITDA of $55.1 million. For the past five fiscal years ended December 30, 2001, our net sales and adjusted EBITDA increased at compounded annual growth rates of 9.0% and 16.1%, respectively. We believe our success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based execution-driven operating philosophy, a controlled growth strategy and a proven business model.

     We were incorporated in Delaware on October 27, 1997 and are a wholly owned subsidiary of Big 5 Sporting Goods Corporation, our parent.

Expansion and Store Development

     Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within and beyond California has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 71 stores, an average of

14 new stores annually, of which 73% were outside of California. The following table illustrates the results of our expansion program during the periods indicated:

		Other				#. Of Stores
Year	California	Markets	Total	Stores Relocated	Stores Closed	at Period End

1997	6	8	14	—	—	210
1998	3	9	12	(1)	—	221
1999	3	12	15	(1)	(1)	234
2000	5	10	15	—	—	249
2001	2	13	15	(4)	—	260

     Our format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 60,000 people. Our format differentiates us from superstores that typically average over 35,000 square feet, require larger target markets, are more expansive to operate and require higher net sales per store for profitability.

     New store openings represent attractive investment opportunities due to the relatively low investment required and the relatively short time in which our stores become profitable. Our store format requires investments of approximately $350,000 in fixtures and equipment and approximately $400,000 in net working capital with limited pre-opening and real estate expenses due to our leased locations built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores. Based on our operating experience, a new store typically achieves store-level cash-on-cash returns of approximately 35% to 40% in its first full fiscal year of operation.

     Our in-house store development personnel, who have opened an average of 13 stores during each of the past 10 fiscal years, analyze new store locations with the assistance of real estate firms that specialize in retail properties. We have identified numerous expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles. We expect to open 15 to 18 new stores in fiscal 2002. Beginning in fiscal 2003 we expect to open 15 to 20 new stores per year for the foreseeable future.

Management Experience

     We believe the experience, commitment and tenure of our professional staff drives our superior execution and strong operating performance and gives us a substantial competitive advantage. The table below describes the tenure of our professional staff in some of our key functional areas:

	Number of	Average # of	Average
	Employees	Years With Us	Age

Senior Management	7	28	56
Vice Presidents	10	24	52
Buyers	13	17	44
Store District/Division Supervisors	28	21	45
Store Managers	260	9	36

Merchandising

     We target the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points. We offer over 25,000 stock keeping units in a product mix that includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. As a key element of our long history of success, we offer consistent value to consumers by offering a distinctive merchandise mix that includes a combination of well-known brand name merchandise, merchandise produced exclusively for us under a manufacturer’s brand name, private label merchandise and specials on quality items we purchased through opportunistic buys of vendor over-stock and close-out merchandise.

     We believe we enjoy significant advantages in making opportunistic buys of vendor over-stock and close-out merchandise because of our strong vendor relationships and rapid decision-making process. Although vendor over-stock and close-out merchandise typically represent only approximately 15% of our net sales, our weekly advertising highlights these items together with merchandise produced exclusively for us under a manufacturer’s brand name in order to reinforce our reputation as a retailer that offers attractive values to our customers.

     The following table illustrates our mix of hard goods, which are durable items such as fishing rods and golf clubs, and soft goods, which are non-durable items such as shirts and shoes, as a percent of net sales:

	Fiscal Year

	1998	1999	2000	2001

Soft Goods
Athletic and sport apparel	16.8%	15.7%	16.4%	16.5%
Athletic and sport footwear	32.5	31.3	29.8	30.3

Total soft goods	49.3	47.0	46.2	46.8
Hard goods	50.7	53.0	53.8	53.2

Total	100.0%	100.0%	100.0%	100.0%

     We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

Adidas Asics Bauer Bausch & Lomb Bike Athletic Browning Bushnell Casio	Coleman Columbia Crosman Easton Everlast Fila Franklin Head	Hillerich & Bradsby Icon (Proform) JanSport K2 Lifetime Mizuno New Balance Nike	Prince Rawlings Razor Reebok Remington Rockport Rollerblade Russell Athletic	Saucony Shimano Spalding Speedo Timex Titleist Wilson Zebco

     We also offer a variety of private label merchandise to complement our branded product offerings. Our private label items include shoes, apparel, golf equipment, binoculars, camping equipment and fishing supplies. Private label merchandise is sold under the labels Fives, Court Casuals, Sport Essentials, Rugged Exposure, Golden Bear, Pacifica, South Bay and Kemper, which is licensed from a third party.

     Through our 46 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. In terms of category selection, we believe our merchandise offering compares favorably to our competitors, including the superstores. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

     Our 13 buyers, who average 17 years of experience with us, work closely with senior management to determine the product selection, promotion and pricing of our merchandise mix. Management utilizes an integrated merchandising, distribution, point-of-sale and financial information system to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising

     Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes the weekly distribution of over 12.5 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name Big 5 Sporting Goods.

     We use our professional in-house advertising staff rather than an outside advertising agency to generate our advertisements, including design, layout, production and media management. Our in-house advertising department provides management the flexibility to react quickly to merchandise trends and to maximize the effectiveness of our weekly inserts and mailers. We are able to effectively target different population zones for our advertising expenditures. We place inserts in over 120 newspapers throughout our markets, supplemented in many areas by mailer distributions to create market saturation.

Vendor Relationships

     We have developed strong vendor relationships over the past 46 years. In fiscal 2001, no single vendor represented greater than 6.0% of total purchases. We believe current relationships with our vendors are good. We benefit from the long-term working relationships that our senior management and our buyers have carefully nurtured throughout our history.

Management Information Systems

     We have fully integrated management information systems that track, on a daily basis, individual sales transactions at each store, inventory receiving and distribution, merchandise movement and financial information. The management information system also includes a local area network that connects all corporate users to electronic mail, scheduling and the host system. The host system and our stores are linked by a network that provides satellite communications for credit card, in-house tender authorization, and daily polling of sales and merchandise movement at the store level.

     Our in-store point-of-sale system tracks all sales by stock keeping unit and allows management to compare the current performance of each stock keeping unit against historical performance on a daily basis. The point-of-sale system uses satellite communications to verify credit cards and checks and to provide corporate data exchange. We completed the roll-out of this new point-of-sales system to each of our stores during the first half of 2001. We believe our management information systems are efficiently supporting our current operations and provide a foundation for future growth.

Distribution

     We maintain a 440,000 square foot leased distribution center in Fontana, California that services all of our stores. The distribution center is fully integrated with our management information systems that provide warehousing and distribution capabilities. The distribution center was constructed in 1990 and warehouses the majority of the merchandise carried in our stores. We estimate that 98% of all store merchandise is received from this distribution center. We distribute merchandise from the distribution center to our stores at least once a week, Monday through Saturday, using a fleet of 28 leased and two owned tractors, and 12 leased and 66 owned trailers, as well as contract carriers. Our lease for the distribution center has an initial term that expires in 2006 and includes three additional five-year renewal options. Based on our expected net sales and store growth, we plan to replace our existing distribution center during the next two to three years.

Industry and Competition

     The retail market for sporting goods is highly competitive. In general, our competitors tend to fall into the following five basic categories:

     Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, including us. These stores range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers. The traditional chains typically carry a varied assortment of merchandise and attempt to position themselves as convenient neighborhood stores. Sporting goods retailers operating stores within this category include Hibbett’s and Modell’s.

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

     Specialty Sporting Goods Stores. This category consists of two groups. The first group generally includes athletic footwear specialty stores, which are typically 2,000 to 20,000 square feet in size and are located in shopping malls. Examples include such retail chains as Foot Locker, Lady Foot Locker and The Athlete’s Foot. These retailers are highly focused, with most of their sales coming from athletic footwear and team licensed apparel. The second group consists of pro shops and stores specializing in a particular sport or recreation. This group includes backpacking and mountaineering specialty stores and specialty skate shops and golf shops. Prices at specialty stores tend to be higher than prices at the sporting goods superstores and traditional sporting goods stores.

     Sporting Goods Superstores. Stores in this category typically are larger than 35,000 square feet and tend to be freestanding locations. These stores emphasize high volume sales and a large number of stock keeping units. Examples include The Sports Authority, Sport Chalet and Gart Sports Company..

     Internet Retailers. This category consists of numerous retailers that sell a broad array of new and used sporting goods products via the internet.

     We compete successfully with each of the competitors discussed above by focusing on what we believe are the primary factors of competition in the sporting goods retail industry. These factors include experienced and knowledgeable personnel, customer service, breadth, depth, price and quality of merchandise offered, advertising, purchasing and pricing policies, effective sales techniques, direct involvement of senior officers in monitoring store operations, management information systems and store location and format.

Employees

     We manage our stores through regional, district and store-based personnel. Our senior vice president of store operations has general oversight responsibility for all of our stores. Field supervision is led by three regional supervisors who report directly to the senior vice president of store operations and who oversee 25 district supervisors. The district supervisors are each responsible for an average of 10 stores. Each of our stores has a store manager who is responsible for all aspects of store operations and who reports directly to a district supervisor. In addition, each store has at least two assistant managers, at least one full-time cashier, at least one management trainee and a complement of full and part-time associates.

     As of December 30, 2001, we had approximately 7,240 full and part-time employees. The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, currently represents 446 hourly employees in our distribution center and some of our retail personnel in our stores. In September 2000, we negotiated two contracts with Local 578 covering these employees. These contracts expire on August 31, 2005. We have not had a strike or work stoppage in the last 21 years. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that our employee relations are good.

Employee Training

     We have developed a comprehensive training program that is tailored for each store position. All employees are given an orientation and reference materials that stress excellence in customer service and selling skills. All full-time employees, including salespeople, cashiers and management trainees, receive additional training specific to their job responsibilities. Our tiered curriculum includes seminars, individual instruction and performance evaluations to promote consistency in employee development. The manager trainee schedule provides seminars on operational responsibilities such as merchandising strategy, loss prevention and inventory control. Ongoing store management training includes topics such as advanced merchandising, delegation, personnel management, scheduling, payroll control and loss prevention.

     We also provide unique opportunities for our employees to gain knowledge about our products. These opportunities include “hands-on” training seminars and a sporting goods product expo. At the sporting goods product expo, our vendors set up booths where full—time store employees from every store receive intensive training on the products we carry. We believe this event is a successful program for both training and motivating our employees.

Description of Service Marks and Trademarks

     We use the Big 5 name as a service mark in connection with our business operations and have registered this name as a federal service mark. We have also registered Court Casuals, Golden Bear, Pacifica and Rugged Exposure as federal trademarks under which we well a variety of merchandise. In fiscal 2001, 2.2% of our net sales resulted from sales of this private label merchandise.

ITEM 2: PROPERTIES

Properties

     We lease all but one of our 260 store sites. Most of our long-term leases contain fixed-price renewal options and the average lease expiration term of our existing leases, taking into account renewal options, is approximately 20 years. Of the 259 store leases we have, only 17 are due to expire in the next five years without renewal options.

Our Stores

     Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average 11,000 square feet. Our typical store is located in either free-standing street locations or multi-store shopping centers. Our numerous convenient locations and store format encourage frequent customer visits. In fiscal 2001, we processed approximately 18 million sales transactions and our average transaction size was approximately $34.

     Our store format has resulted in productivity levels that we believe is among the highest of any full-time sporting goods retailer, with net sales per gross square foot of approximately $224 for fiscal 2001. Our high net sales per square foot combined with our efficient store-level operations and low store maintenance costs allow us to generate consistently strong store-level returns. All but one of our stores open at least one year have generated positive store-level operating profit in each of the past five fiscal years. In addition, we have never needed to close a store due to poor performance. The following table details our store locations as of December 30, 2001.

	Year	Number	Percentage of Total
Regions	Entered	Of Stores	Number of Stores

California:
Southern California	1955	88	33.8%
Northern California	1971	71	27.3

Total California		159	61.1
Washington	1984	28	10.8
Arizona	1993	17	6.5
Oregon	1995	16	6.2
Texas	1995	10	3.8
New Mexico	1995	8	3.1
Nevada	1978	8	3.1
Utah	1998	6	2.3
Idaho	1993	6	2.3
Colorado	2001	2	0.8

Total		260	100%

ITEM 3: LEGAL PROCEEDINGS

     On August 9, 2001, we received a copy of a complaint filed in the California Superior Court in Los Angeles entitled Mosely, et al., v. Big 5 Corp., Case No. BC255749, alleging violations of the California Labor Code and the Business and Professions Code. This complaint was brought as a purported class action with two subclasses comprised of our California store managers and our California first assistant store managers. The plaintiffs allege that we improperly classified our store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. They seek, on behalf of the class members, back pay for overtime allegedly not paid, statutory penalties in the amount of an additional thirty days’ wages for each such employee whose employment terminated in the four years preceding the complaint, and injunctive relief to require us to treat our store management as non-exempt. On February 8, 2002, we filed a joint settlement with the court. Under the terms of the settlement, we agreed to pay $32.46 per week of active employment as store manager during August 8, 1997 through December 31, 2001, the covered period, and $25.50 per week of active employment as first assistant store manager during the covered period to each class member who submits a valid and timely claim form. We also agreed to pay attorneys’ fees, plus costs and expenses, in the amount of $690,000, as well as up to $40,000 for the cost of the settlement administrator. In addition, we agreed to pay the class representatives an additional aggregate amount of $32,500 for their service as named plaintiffs. We recorded a charge of approximately $2.5 million in the fourth quarter of fiscal 2001 to provide for expected payments to the class members as well as legal and other fees associated with the settlement. The settlement is subject to the approval of the court. Once approved the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. We intend to defend the case vigorously if the court does not approve the settlement agreement. If the settlement is not approved by the court, an adverse result in this litigation could harm our financial condition, and any required change in our labor practices, as well as the costs of defending this litigation, could have a negative impact on our results of operations.

     In addition, we are from time to time involved in routing litigation incidental to the conduct of our business. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for such litigation matters. We believe no other litigation currently pending against us will have a material adverse effect on our financial position or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended December 30, 2001.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     We are a wholly-owned subsidiary of Big 5 Sporting Goods Corporation, our parent. Neither ours nor our parent’s capital stock is publicly traded. Restrictive covenants in our revolving credit facility generally restrict the declaration or payment of dividends on our common stock other than to enable our parent to pay operating and overhead expenses and certain other limited types of expenses. The senior notes (see “Liquidity and Capital Resources”) restrict the declaration and payment of dividends unless we satisfy certain financial covenants, among other things.

ITEM 6: SELECTED HISTORICAL FINANCIAL DATA

     The selected data presented below under the captions “Statements of Operations Data”: and “Balance Sheet Data” for and as of the end of the fiscal years ended December 28, 1997, January 3, 1999, January 2, 2000, December 31, 2000 and December 30, 2001 are derived from our audited financial statements, which financial statements have been audited by KPMG, LLP, independent certified public accountants. The financial statements as of December 31, 2000 and December 30, 2001 and for each of the years ended January 2, 2000, December 31, 2000 and December 30, 2001 and the report thereon are included elsewhere in this report. The information presented below under the captions “Store Data” and “Other Financial Data” is unaudited. You should read the following tables in conjunction with the financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report

	Fiscal Year(a)

	1997	1998	1999	2000	2001

		(dollar amounts in thousands)
Statement of Operations Data:
Net sales	$443,541	$491,430	$514,324	$571,476	$622,481
Cost of goods sold, buying and occupancy	298,893	330,243	341,852	377,040	407,679

Gross profit	144,648	161,187	172,472	194,436	214,802
Operating expenses:
Selling and administrative	110,131	121,643	130,833	144,323	159,667
Litigation settlement	—	—	—	—	2,515
Depreciation and amortization	8,176	8,890	9,479	9,340	10,031

Total operating expenses	118,307	130,533	140,312	153,663	172,213

Operating income	26,341	30,654	32,160	40,773	42,589
Interest expense	12,442	19,285	17,461	17,035	15,541

Income before income taxes and extraordinary gain (loss)	13,899	11,369	14,699	23,738	27,048
Income taxes	1,436	4,604	5,829	9,438	10,922

Income before extraordinary gain (loss)	12,463	6,765	8,870	14,300	16,126
Extraordinary gain (loss) from early extinguishment of debt, net of income taxes	(1,597)	—	(396)	87	—

Net income	$10,866	$6,765	$8,474	$14,387	$16,126

	Fiscal Year(a)

	1997	1998	1999	2000	2001

		(dollar amounts in thousands)
Other Data:
Adjusted EBITDA(b)	$34,517	$39,544	$41,639	$50,113	$55,135
Adjusted EBITDA margin(c)	7.8%	8.0%	8.1%	8.8%	8.9%
Cash flow provided by operating activities	$2,831	$30,499	$15,595	$19,855	$31,520
Cash flow used in investing activities	(5,151)	(11,106)	(14,438)	(11,602)	(17,198)
Cash flow used in financing activities	7,315	(22,730)	(2,521)	(9,591)	(10,210)
Capital expenditures	5,151	8,500	13,075	11,602	10,510
Ratio of earnings to fixed charges(d)	1.7x	1.4x	1.5x	1.8x	2.0x

Operating Data:
Same store sales increase(e)	6.6%	5.2%	2.0%	6.6%	4.9%
End of period stores	210	221	234	249	260
Inventory turns(f)	2.2x	2.3x	2.3x	2.3x	2.5x

Balance Sheet Data End of Period:
Net working capital(g)	$80,881	$67,625	$72,081	$70,503	$67,035
Total assets	224,873	223,870	237,082	255,770	256,585
Total debt	173,660	151,352	151,309	141,089	128,806
Stockholder’s equity / (deficit)	(38,843)	(27,877)	(18,045)	(3,658)	5,780

(Notes to table on previous page and this page)

(a)	Our fiscal year is the 52 or 53-week year ending on the Sunday closest to the calendar year end. Fiscal years 1997, 1999, 2000 and 2001 consist of 52 weeks and fiscal year 1998 consists of 53 weeks.

(b)	EBITDA is operating income before depreciation and amortization. In fiscal 2001, adjusted EBITDA is EBITDA adjusted to exclude accrued expenses of $2,515 relating to litigation regarding the exempt status of certain of our store managers. EBITDA and adjusted EBITDA are not measures of financial performance under generally accepted accounting principles, or GAAP. Although EBITDA and adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, we understand that EBITDA and adjusted EBITDA are widely used by financial analysts as a measure of financial performance. Our calculation of EBITDA and adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

(c)	Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by net sales.

(d)	For the purpose of calculating the ratio of earnings to fixed charges, “earnings” represents income before provisions for income taxes and fixed charges. “Fixed charges” consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest component of lease expense.

(e)	Same store sales data for a fiscal year reflects stores open throughout that fiscal year and the prior fiscal year.

(f)	Inventory turns equal fiscal year cost of goods sold, buying and occupancy costs divided by 4 quarter average FIFO inventory balances adjusted to exclude overhead costs capitalized into inventory balances.

(g)	Net working capital is defined as current assets less current liabilities.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Throughout this section, our fiscal years January 2, 2000, December 31, 2000 and December 30, 2001 are referred to as Fiscal 1999, Fiscal 2000 and Fiscal 2001, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 1999, fiscal 2000 and fiscal 2001 should be read in conjunction with the financial statements and related notes included elsewhere. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for tour business includes forward-looking statements that involve risk and uncertainties.

Overview

     We are the leading sporting goods retailer in the western United States, operating 260 stores in 10 states under the name “Big 5 Sporting Goods.” We provide a full-line product offering of over 25,000 stock keeping units in a traditional sporting goods store format that averages 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. We believe over the past 46 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that delivers consistent value on quality merchandise.

     Throughout our 46 year history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	Fiscal Year

	1999	2000	2001

Big 5 Sporting Goods stores
Beginning of period	221	234	249
New stores(1)	15	15	15
Stores relocated	(1)	—	(4)
Stores closed	(1)	—	—

End of Period	234	249	260

(1)	Stores that are relocated during any period are classified as new stores.

Basis of Reporting

     Net Sales

     Net sales consist of sales from all stores operated during the period presented, net of merchandise returns. Same store sales for a period reflect net sales from stores opened throughout that period as well as the corresponding prior period. New store sales for a period reflect net sales from stores opened in that period as well as net sales from stores opened during the prior fiscal year. Stores that are relocated during any period are treated as new stores.

     Gross Profit

     Gross profit is comprised of net sales less all costs of sales, including the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for our buying personnel, store occupancy costs and corporate office occupancy costs. Store occupancy costs and corporate occupancy costs include rent, contingent rents, common area maintenance, real estate property taxes and property insurance.

     Selling and Administrative

     Selling and administrative includes store management and corporate expenses, including non-buying personnel payroll, employment taxes, employee benefits, management information systems, advertising, insurance other than property insurance, legal, store pre-opening expenses and other corporate level expenses. Store pre-opening expenses include store-level payroll, grand opening event marketing, travel, supplies and other store opening expenses.

     Depreciation and Amortization

     Depreciation and amortization consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us, amortization of leasehold interest and goodwill and non-cash rent expense.

Discussion of Critical Accounting Policies

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are important to the portrayal of our financial condition.

     Valuation of Inventory

     We value our inventories at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (FIFO) method. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and based on this evaluation, has recorded adjustments to cost of goods sold for estimated decreases in value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be too high at this time.

     Valuation of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are not aware of any events or changes in circumstances that would indicate to us that our long-lived assets are over-valued or that would require an impairment consideration at this time.

Results of Operations

     The following table sets forth selected items from our statements of operations as a percentage of our net sales for the periods indicated:

	Fiscal Year

	1999	2000	2001

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Costs of sales	66.5	66.0	65.5

Gross profit	33.5	34.0	34.5
Selling and administrative	25.4	25.3	25.7
Litigation settlement	—	—	0.4
Depreciation and amortization	1.8	1.6	1.6

Operating income	6.3	7.1	6.8
Interest expense, net	3.4	2.9	2.5

Income before income tax expense	2.9	4.2	4.3
Income tax expense	1.2	1.7	1.7
Extraordinary gain (loss)	(0.1)	—	—

Net income	1.6	2.5	2.6

Adjusted EBITDA	8.1%	8.8%	8.9%

Fiscal 2001 Compared to Fiscal 2000

     Net Sales. Net sales increased by $51.0 million, or 8.9%, to $622.5 million in fiscal 2001 from $571.5 million in fiscal 2000. This growth reflected an increase of $27.1 million in same store sales and an increase of $29.0 million in new store sales, which reflected the opening of 15 new stores during each of fiscal 2001 and fiscal 2000. The remaining variance was attributable to net sales from closed stores. Same store sales increased 4.9% for fiscal 2001 versus fiscal 2000. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories other than the skate category, which includes scooters. Sales during the last half of fiscal 2000 benefited significantly from the sale of scooters. We did not realize comparable scooter sales in fiscal 2001 and do not expect to do so in the future. Excluding scooter sales, net sales increased 10.2% and same store sales increased 6.2% for fiscal 2001. Store count at the end of fiscal 2001 was 260 versus 249 at the end of fiscal 2000 as we opened 15 new stores, of which four were replacement stores. We achieved positive same store sales of 3.9% during the fourth quarter of fiscal 2001, representing the twenty-fourth consecutive quarter of positive quarterly same store sales results. Excluding scooter sales, same store sales increased 7.3% for the fourth quarter in fiscal 2001.

     Gross Profit. Gross profit increased by $20.4 million, or 10.5%, to $214.8 million in fiscal 2001 from $194.4 million in fiscal 2000. Gross profit margin was 34.5% in fiscal 2001 compared to 34.0% in fiscal 2000. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories as well as increased same store sales, which caused store occupancy costs as a percentage of sales to decrease.

     Selling and Administrative. Selling and administrative expenses increased by $15.4 million, or 10.6%, to $159.7 million in fiscal 2001 from $144.3 million in fiscal 2000. The increase was due primarily to increased personnel and related costs associated with supporting increased sales and new store openings. When measured as a percentage of net sales, selling and administrative expenses were 25.7% in fiscal 2001 compared to 25.3% in fiscal 2000. Approximately 0.1% of the increase in selling and administrative expense when measured as a percentage of sales resulted from one-time expenses related to added store labor hours allocated to implement our new point-of-sale systems. The remaining 0.3% of the 0.4% increase consisted of 0.1% each from increased store labor due an increase in the minimum wage and regional hiring pressures during much of the year, higher payroll related benefit costs, and increased expenses related to electric utility rate increases primarily in our California markets.

     Litigation Settlement. On December 14, 2001, we reached a preliminary settlement of a class action lawsuit that alleged that we improperly classified our California store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. We accrued $2.5 million to cover estimated payments to class members as well as legal and other fees associated with the preliminary settlement of this complaint.

     Depreciation and Amortization. Depreciation and amortization expense increased by $0.7 million, or 7.4%, to $10.0 million in fiscal 2001 from $9.3 million in fiscal 2000. The increase was primarily due to added depreciation and amortization related to expenditures for the growth in our store base in fiscal 2001, as well as depreciation and amortization related to expenditures for our new point-of-sale register systems.

     Interest Expense, net. Interest expense, net decreased by $1.5 million, or 8.8%, to $15.5 million in fiscal 2001 from $17.0 million in fiscal 2000. This decrease reflected lower average daily debt balances in fiscal 2001 and lower average interest rates on our revolving credit facility in fiscal 2001 versus fiscal 2000. Our debt balances consist of borrowings under our revolving credit facility and our senior notes.

     Income Taxes. Provision for income taxes was $10.9 million for fiscal 2001 and $9.4 million for fiscal 2000. Our effective income tax rate was 41.0% for fiscal 2001 and for fiscal 2000. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

     Extraordinary Gain from Early Extinguishment of Debt. There was no extraordinary gain or loss for fiscal 2001. We incurred an extraordinary gain of $0.1 million, net of taxes, for fiscal 2000, in connection with the repurchase of $7.8 million of our senior notes.

Fiscal 2000 Compared to Fiscal 1999

     Net Sales. Net sales increased by $57.2 million, or 11.1%, to $571.5 million in fiscal 2000 from $514.3 million in fiscal 1999. This growth reflected an increase of $33.3 million in same store sales and an increase of $26.0 million in new store sales, which reflected the opening of 15 stores during each of fiscal 2000 and fiscal 1999. The remaining variance was attributable to net sales from closed stores. Same store sales increased by 6.6% for fiscal 2000. The increase in same store sales was primarily attributable to higher net sales in the majority of our merchandise categories led by growth in the exercise, skating (including scooters), winter apparel, golf, water sports and snowboard equipment categories. The increase in same store sales was in part due to a significant increase in the sale of scooters during the second half of 2000. Excluding scooter sales, net sales increased 9.3% and same store sales increased 4.9% for 2000.

     Gross Profit. Gross profit increased by $21.9 million, or 12.7%, to $194.4 million in fiscal 2000 from $172.5 million in fiscal 1999. Gross profit margin was 34.0% in fiscal 2000 compared to 33.5% in fiscal 1999. We were able to achieve higher gross margins in the majority of our product categories in fiscal 2000.

     Selling and Administrative. Selling and administrative expenses increased by $13.5 million, or 10.3%, to $144.3 million in fiscal 2000 from $130.8 million in fiscal 1999. The increase was primarily due to an $8.4 million increase in store personnel expenses and related costs associated with supporting increased sales and new store openings, and a $2.9 million increase in advertising expenses that resulted primarily form increased advertising during parts of fiscal 2000. Selling and administrative expenses was 25.3% of net sales in fiscal 2000 compared to 25.4% in fiscal 1999. The decrease resulted from the 6.6% increase in same store sales that allowed us to leverage certain costs included in selling administrative.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $0.2 million, or 1.5%, to $9.3 million in fiscal 2000 from $9.5 million in fiscal 1999. This decrease resulted primarily from the completion in the fourth quarter of fiscal 1999 of depreciation of fixed assets related to our original acquisition by Green Equity Investors, L.P. and management in fiscal 1992 and a decrease in non-cash rent expense. These decreases were partially offset by added depreciation and amortization related to expenditures for the growth in our store base during fiscal 2000, with store count growing from 234 at the end of fiscal 1999 to 249 at the end of fiscal 2000.

     Interest Expense, net. Interest expense, net decreased by $0.5 million, or 2.9%, to $17.0 million in fiscal 2000 from $17.5 million in fiscal 1999. This variance was primarily due to lower average debt balances during fiscal 2000 versus fiscal 1999 and was partially offset by higher interest rates on our revolving debt in fiscal 2000 versus fiscal 1999. Our debt balances consist of borrowings under our revolving credit facility and our senior notes (see “Liquidity and Capital Resources”).

     Income Taxes. Provision for income taxes was $9.4 million in fiscal 2000 and $5.8 million in fiscal 1999. Our effective income tax rate for fiscal 2000 was 39.8% as compared to 39.7% for 1999.

     Extraordinary Gain (Loss) from Early Extinguishment of Debt. We incurred an extraordinary gain of $0.1 million, net of taxes, in fiscal 2000, in connection with the repurchase of $7.8 million face value of our senior notes. We incurred an extraordinary loss of $0.4 million, net of taxes, in 1999, in connection with the repurchase of $19.1 million of our previously outstanding senior notes.

Liquidity and Capital Resources

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our revolving credit facility.

     Net cash provided by operating activities for fiscal 2001 and fiscal 2000 was $31.5 million and $19.9 million, respectively. The change between periods primarily reflected higher net income in fiscal 2001 and more efficient management of working capital.

     Capital expenditures for fiscal 2001 and fiscal 2000 were $10.5 million and $11.6 million, respectively. The variance was primarily attributable to the opening of new stores as well as timing of expenditures related to our new point-of-sale store register systems. We expended $0.5 million on hardware and software to complete this project in 2001, $2.2 million in 2000 and $2.5 million in 1999. We expect capital expenditures for fiscal 2002 will range from $10 to $12 million, primarily to fund the opening of approximately 15 to 18 new stores, store maintenance and remodels, warehouse and headquarters maintenance and system related expenditures. Our store format requires a low investment in fixtures and equipment (approximately $350,000), working capital (approximately $400,000, of which one-third is typically financed by vendors) and real estate (leased “built-to-suit” locations).

     Net cash used in financing activities in fiscal 2001 and fiscal 2000 was $10.2 million and $9.6 million, respectively, reflecting higher cash provided by operating activities in fiscal 2001. As of December 30, 2001, we had borrowings of $25.0 million and letter of credit commitments of $3.4 million outstanding under our revolving credit facility and $103.8 million of our senior notes outstanding. These balances compared to borrowings of $37.3 million and letter of credit commitments of $4.0 million outstanding under our revolving credit facility, and $103.8 million of our senior notes outstanding as of December 31, 2000. We had cash and cash equivalents of $7.9 million and $3.8 million at December 30, 2001 and December 31, 2000, respectively. During fiscal 2000, we repurchased $7.75 million face value of our senior notes. During fiscal 2001, we repurchased $12.5 million face value of our parent’s senior discount notes. Subsequent to fiscal 2001, on February 1, 2002, we repurchased $2.8 million face value of our parent’s senior discount notes.

     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our revolving credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled payments under debt obligations for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn, is subject to general economic conditions and regional risks, and to financial business and other factors affecting our operations, including factors beyond our control.

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt	$103,806	—	—	—	$103,806
Operating leases commitments	266,822	33,350	65,134	54,813	113,525
Revolving credit facility	25,000	—	25,000	—	—
Letters of credit	3,435	3,435	—	—	—

Total	$399,063	$36,785	$90,134	$54,813	$217,331

     Long-term debt consists of our senior notes that mature on November 13, 2007. We expect to repay our senior notes by the maturity date using a combination of drawings under our existing or replacement revolving credit facility, expansion of our revolving credit facility or replacement credit facility and the issuance of debt or equity securities.

     Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. We intend to renegotiate those leases as they expire. Payments for these lease commitments are provided for by cash flows generated from operations.

     The revolving credit facility provides for a maximum facility of $125.0 million, subject to certain borrowing base limitations. The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date commencing with its anniversary date in December 2002. We may terminate the revolving credit facility at any time upon 30 days prior written notice, provided that we are required to pay an early termination fee if we terminate prior to December 31, 2002. We plan to make additional borrowings or pay down the revolving credit facility based on our cash flow requirements. We may re-negotiate our revolving credit facility prior to the expiration date depending on our future capital needs and the availability of alternative sources of financing.

     If we fail to make any required payment under our revolving credit facility or the indenture governing our senior notes or if we otherwise default under these instruments, our debt may be accelerated under these instruments. This acceleration, could also result in the acceleration of other indebtedness that we may have outstanding at that time.

     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. We might not be able to effect these alternative strategies on satisfactory terms if at all.

Seasonality

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2001, we generated 27.3% or our net sales and 35.5% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived form our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

Impact of New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, after its adoption.

     SFAS No. 142 requires us to evaluate our existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. We are required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of December 31, 2001. We will then have up to six months from December 31, 2001 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets, recognized and unrecognized, and liabilities of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of income.

     As of the date of adoption of SFAS No. 142, we had net unamortized goodwill in the amount of $4.4 million and unamortized identifiable intangible assets in the amount of $7.6 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $0.25 million for each of fiscal 2001, 2000 and 1999. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the statements on our financial statements, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In August, 2001, the FASB issued SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We were required to adopt SFAS No. 144 December 31, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial condition or results of operation.

Forward-Looking Statements

     Certain information contained herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend” or other similar terminology. Such forward-looking statements, which relate to, among other things, the financial condition, results of operations and business of our company, are subject to significant risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in such statements. These include, without limitation, our ability to open new stores on a timely and profitable basis, the impact of competition on revenues and margins, the effect of weather conditions and general economic conditions in the western United States (which is our area of operation), the seasonal nature of our business, and other risks and uncertainties including the risk factors listed in our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on January 16, 1998 and as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission. We assume no obligation to publicly release the results of any revisions to the forward-looking statements contained herein which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission or otherwise to revise or update any oral or written forward-looking statements that may be made from time to time by or on behalf of our company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2002 as compared to the rate at December 30, 2001, our interest expense for 2002 would increase $0.25 million based on the outstanding balance of our revolving credit facility at December 30, 2001. We do not hold any derivative instruments and does not engage in hedging activities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth in our financial statements contained in this report. Specific financial statements can be found at the pages listed in the following index.

INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements	F-1
Independent Auditors’ Report	F-2
Balance Sheets at December 31, 2000 and December 30, 2001	F-3
Fiscal Years Ended January 2, 2000, December 31, 2000 and December 30, 2001
Statements of Operations	F-5
Statements of Stockholder’s Equity (Deficit)	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-9

Schedule

Financial Statement Schedule:
Valuation and Qualifying Accounts as of January 2, 2000, December 31, 2000 and December 30, 2001	II-1

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     Our executive officers and directors and their ages and positions are as follows:

Name	Age	Positions

Robert W. Miller	78	Chairman of the Board
Steven G. Miller	49	President, Chief Executive Officer and Director
Charles P. Kirk	46	Senior Vice President and Chief Financial Officer
Gary S. Meade	55	Secretary, Vice President and General Counsel
Richard A. Johnson	56	Senior Vice President, Store Operations
Thomas J. Schlauch	57	Senior Vice President, Buying
Jeffrey L. Fraley	45	Senior Vice-President, Human Resources
Dr. Michael D. Miller	52	Director
John G. Danhakl	46	Director

     Robert W. Miller has served as Chairman of our board of directors since 1992, served as President from 1973 to 1992 and Chief Executive Officer from 1973 to 2000 and co-founded our company in 1955.

     Steven G. Miller has served as our Chief Executive Officer since 2000 and our President since 1992. Mr. Steven G. Miller served as our Chief Operating Officer from 1992 to 2000 and our Executive Vice President, Administration from 1998 to 1992. Mr. Miller is Robert W. Miller’s son and Dr. Michael D. Miller’s brother.

     Charles P. Kirk has served as our Senior Vice President and Chief Financial Officer since 1992. Prior to joining us, Mr. Kirk served as Thrifty Corporation’s Director of Planning and Vice President of Planning and Treasury since October 1990. Prior to that, Mr. Kirk held various financial positions with Thrifty Corporation’s former parent, Pacific Enterprises, since 1981.

     Gary S. Meade has served as our Senior Vice President since July 2001 and our General Counsel and Secretary since 1997. Mr. Meade also served as our Vice President from 1997 to 2001. Prior to joining us, Mr. Meade was Thrifty Corporation’s Vice President, General Counsel and Secretary since 1992 and Thrifty Corporation’s Vice President — Legal Affairs since 1979.

     Richard A. Johnson has served as our Senior Vice President, Store Operations since 1992. Prior to that, Mr. Johnson was our Vice President, Store Operations, since 1982.

     Thomas J. Schlauch has served as our Senior Vice President, Buying since 1992. Prior to that, Mr. Schlauch served as our Head of Buying since 1990 to 1992 and as our Vice President, Buying, from 1982 to 1990.

     Jeffrey L. Fraley has served as our Senior Vice President, Human Resources since July 2001. Prior to that, Mr. Fraley served as our Vice President, Human Resources from 1992 to 2001.

     Michael D. Miller, Ph.D. has served as a director since 1997. Dr. Miller is a senior mathematician at the RAND Corporation. Dr. Miller is Robert W. Miller’s son and Steven G. Miller’s brother.

     John G. Danhakl has served as a director since 1997. Mr. Danhakl has been an executive officer and equity owner of Leonard Green & Partners, L.P., since 1995. From 1990 to 1995, Mr. Danhakl was a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation. Prior to joining Donaldson, Lufkin & Jenrette

Securities Corporation, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a member of the board of directors of Arden Group, Inc., Twinlab Corporation, Communications & Power Industries, Inc., Leslie’s Poolmart, Inc., Liberty Group Publishing, Inc. and Diamond Triumph Auto Glass, Inc.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows compensation for our Chief Executive Officer and each of our four other most highly compensated executive officers for the past three fiscal years.

Annual Compensation

Name and
Principal		Salary	Bonus
Position	Year	($)	($)

Robert W. Miller,	2001	$340,000	$600,000
Chairman of the Board	2000	330,000	540,000
	1999	330,000	445,000

Steven G. Miller,	2001	$325,000	$485,000
President and	2000	300,000	425,000
Chief Executive Officer	1999	285,000	330,000

Thomas J. Schlauch,	2001	$196,000	$160,000
Senior Vice President,	2000	186,000	140,000
Buying	1999	178,000	109,000

Richard A. Johnson,	2001	$168,000	$140,000
Senior Vice President,	2000	158,000	120,000
Store Operations	1999	150,000	90,000

Charles P. Kirk,	2001	$178,000	$125,000
Senior Vice President	2000	168,000	105,000
& Chief Financial Officer	1999	160,000	80,000

Aggregated Option/SAR Exercises in Fiscal 2001 and 2001 Fiscal Year-End Option Value

     None.

Employment Agreements

     Steven G. Miller and Robert W. Miller (collectively, the “Millers”) are employed with us pursuant to employment agreements entered into January 1993. According to these employment agreements, the Millers are to continue employment with us for successive one-year periods renewing annual on December 31, unless any party gives timely notice to the other that the employment term shall not be so extended. The agreements require us provide the Millers with a base salary and those benefits generally available to the company’s senior executive officers, including health insurance, sick leave, and profit sharing plan participation, and require our board to make an annual determination as to whether each is entitled to receive a bonus for such year and an increase in base salary for the next year. Robert W. Miller’s agreement also provides for supplemental annual retirement benefits and health insurance benefits for himself and his surviving spouse upon his retirement.

     Employment under both agreements is terminable by us at any time, with or without cause, and, under Robert W. Miller’s agreement, by him, if for good reason (as defined in his employment agreement). If Steven G.

     Miller or Robert W. Miller is terminated without cause or, in the case of Robert W. Miller, by him for good reason, each is entitled to receive as severance pay his base salary through the remainder of the employment term as then in effect. The agreement of either of the Millers may be terminated if such person becomes unable to render full services during certain prescribed periods of time. The agreements contain covenants precluding the Millers from engaging in certain competition with us and from soliciting certain of our employees for a specified period following the termination of employment, the basis of which depends upon the reason for the termination.

Director Compensation

     Directors on our board do not receive any compensation. However, Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., holds a significant equity interest in our parent. In addition, John G. Danhakl, an executive officer and equity owner of Leonard Green & Partners, L.P., currently serves on our board. During each of the fiscal years ended January 2, 2000, December 31, 2000 and December 30, 2001 we paid Leonard Green & Associates, L.P., also an affiliate of Leonard Green & Partners, L.P., compensation for management services fees of $340,091, including out-of-pocket expenses pursuant to a management services agreement with Leonard Green & Associates, L.P. entered into on November 13, 1997. Pursuant to the management services agreement, we pay an annual fee of $333,333 to Leonard Green & Associates, L.P. for ongoing management, consulting and financial planning services. We also pay reasonable and customary fees to Leonard Green & Associates, L.P. for services rendered in connection with any major financial transactions that we may undertake from time to time. In addition to the fees we pay for these services, we also pay reasonable out-of-pocket expenses incurred in connection with rendering such services. While we believe that we obtain significant benefits from these services, we do not believe that our business, operating results or financial condition are materially dependent on them. In addition, we believe we would be able to obtain similar services from other consultants or investment banking firms in the event that the management services agreement were to be terminated. The agreement does not provide either party the right to terminate prior to the stated expiration date of May 31, 2005, whether as the result of a change of control or otherwise. We believe the terms of the management services agreement are comparable to what could be obtained from unrelated, but equally qualified, third parties.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

     All of our outstanding capital stock is owned by our parent. Our parent’s outstanding equity securities consist of common stock and Series A senior exchangeable preferred stock. The following table sets forth the ownership of our parent’s common stock as of March 25, 2002 by any person known us to be the beneficial owner of more than 5% of either class of parent’s securities, our directors, executive officers named in the Summary Compensation Table above, and all executive officers and directors of our company as a group.

Name and Address(1)	Parent Common Stock

Of Beneficial Owner	Number of Shares		Percent of Class

Robert W. Miller(2)	250,809	(3)	13.0%
Steven G. Miller(2)	200,000	(4)	10.4%
Dr. Michael D. Miller	100,000	(5)	5.2%
Richard A. Johnson	48,000		2.5%
Charles P. Kirk	48,000		2.5%
Thomas J. Schlauch	40,000		2.1%
John G. Danhakl	1,524	(6)	*
Green Equity Investors, L.P.(2)	723,577		37.6%
All Executive Officers and Directors as a Group	1,439,100	(7)	74.7%

*	The percentage of shares beneficially owned does not exceed 1% of the class.

(1)	The address for each stockholder is 2525 East El Segundo Boulevard, El Segundo, California 90245, except Green Equity Investor, L.P. and Mr. Danhakl for which the address is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2)	Pursuant to the stockholders agreement, each of Green Equity Investors, L.P. and the Millers have agreed to vote for the directors designated by the other.

(3)	Includes 100,809 shares of common stock held by Robert W. Miller and Florence H. Miller, Trustees of the Robert W. and Florence H. Miller Family Trust dated January 11, 1991 and 150,000 shares of common stock held by Robert W. Miller and Florence H. Miller, Family Partners L.P.

(4)	Includes 200,000 shares of common stock held by Steven G. Miller and Jacquelyne G. Miller, Trustees of the Steven G. Miller and Jacquelyne G. Miller Trust dated September 13, 1990.

(5)	Includes 100,000 shares of common stock held by Michael D. Miller, Trustee of the Miller Living Trust, dated December 11, 1997.

(6)	Includes 154 shares of common stock owned directly by John G. Danhakl and 1,370 shares of common stock owned by John G. Danhakl and Kathy Danhakl, as joint tenants. Additionally, Mr. Danhakl is an executive officer and equity owner of Leonard Green & Partners, L.P. and may be deemed to be a beneficial owner of the shares of common stock owned by Green Equity Investors, L.P. because of his interest in Leonard Green & Partners. L.P., which is an affiliate of the sole general partner of Green Equity Investors, L.P.

(7)	Includes the shares identified in note (6) above.

Parent Equity and Debt

     Our parent’s certificate of incorporation contains restrictions on transfer of its outstanding stock and grants to our parent, or our parent’s assignee, a right of first refusal in the event of a proposed sale by any stockholder of our parent. In addition to its common stock, our parent issued Series A 13.45% senior exchangeable preferred stock and a warrant to purchase 60,000 shares of its common stock, which was issued in connection with the 1997 recapitalization. In connection with the recapitalization in 1997, our parent, the Millers and Green Equity Investors, L.P. entered into a stockholders agreement which, among other things, generally provides that Green Equity Investors, L.P. will vote all of our parent’s common stock that it owns (and will cause its affiliates to vote) in favor of the election of the Millers and an additional person designated by them to be directors of our parent. Likewise, the Millers agreed to vote the common stock of our parent that they own (and will cause their affiliates to vote) in favor of the election of two persons designated by Green Equity Investors, L.P. to be directors of our parent. The stockholders agreement further provides that all such persons will cause our parent to vote the common stock of our company in favor of the election of the same five persons as our directors. The stockholders agreement and the respective certificates of incorporation of our parent and our company contain a requirement for a supermajority director vote generally applicable to transactions not in the ordinary course of business. The stockholders agreement is generally for a term of ten years, subject to earlier termination upon the occurrence of certain events.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Relationship with Pacific Enterprises, Thrifty Corporation and Rite Aid Corp.

     Prior to September 1992, our predecessor was a wholly owned subsidiary of Thrifty Corporation, which in turn was a wholly owned subsidiary of Pacific Enterprises. In December 1996, Thrifty Corporation was acquired by Rite Aid Corp.

     As a result of our prior relationship with Thrifty Corporation and its affiliates, we continue to maintain certain relationships with Rite Aid Corp. and Sempra Energy, the successor to Pacific Enterprises. These relationships include continuing indemnification obligations of Sempra Energy to us for certain environmental matters and obligations under ERISA arising out of Pacific Enterprises’ prior ownership of all of the capital stock of Thrifty Corporation and our predecessor, including (1) indemnification for certain environmental liability costs incurred by us resulting from a contravention of applicable law relating to the prior and then existing use and ownership of the properties and assets (including all real estate) previously owned by Pacific Enterprises and (2) indemnification for certain liability costs incurred by us resulting from a contravention by Pacific Enterprises of any applicable law relating to benefit plans sponsored by Thrifty Pay Less, Inc. or Thrifty Corporation. The indemnification obligations of Sempra Energy relating to environmental liabilities, which, pursuant to their terms are limited in scope and aggregate maximum dollar amounts, will continue until September 25, 2012, while the indemnification obligations relating to Sempra’s obligations under ERISA will continue until the expiration of all applicable statutes of limitation. In addition, Green Equity Investors III, L.P., an affiliate of Leonard Green & Partners, L.P. holds convertible preferred stock in Rite Aid Corp. that, if converted, would represent approximately 11% of its outstanding stock

Potential Conflicts of Interest; Past Transactions with Affiliates

     Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., holds an equity interest in our parent and also holds and equity interest in Gart Sports Company, one of our competitors. John G. Danhakl, an executive officer and equity owner of Leonard Green & Partners, L.P., currently serves on our board of directors. Jonathan Sokoloff and Jonathan Seiffer, equity owners of Leonard Green & Partners, L.P. and former members of our board of directors, currently serve on Gart Sports Company’s board of directors. Mr. Danhakl may have conflicts of interest with respect to certain matters affecting us. All of these potential conflicts may not e resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

Consulting Fees

     As consideration for the provision of ongoing management and financial advisory services, we, on behalf of our parent, pay Leonard Green & Associates, L.P. certain fees. See “Executive Compensation — Compensation of Directors.”

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	Documents filed as part of this report:

(1)	Financial Statements.

See Financial Statements Index included in Item 8 of Part II of this Form 10-K.

(2)	Financial Statement Schedule.

See Financial Statements Index included in Item 8 of Part II of this Form 10-K.

(3)	Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1(i)(1)	Restated Certificate of Incorporation of our company
3.1(ii)(1)	By-Laws of our company, as amended October 27, 1997
4.1(5)	Indenture dated as of November 13, 1997 between us and First Trust National Association, as trustee
4.2(5)	Form of our Series B 10 7/8% Senior Notes due 2007 (included in Exhibit 4.1)
10.1(a)(2)	Employment Agreement between us and Robert W. Miller dated as of January 1, 1993
10.1(b)(2)	Employment Agreement between us and Steven G. Miller dated as of January 1, 1993
10.1(c)(2)	Sublease between us and Thrifty dated as of September 25, 1992
10.2(a)(3)	Amended and Restated Indemnification Implementation Agreement between us (formerly known as United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994
10.2(b)(3)	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and us (formerly known as United Merchandising Corp.) dated as of March 11, 1994
10.3(a)(4)	Financing Agreement dated March 8, 1996 between The CIT Group/Business Credit, Inc. and us
10.3(b)(4)	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by us in favor of The CIT Group/Business Credit, Inc.
10.3(c)(4)	Guarantee dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Holdings Corp.) in favor of The CIT Group/Business Credit, Inc.
10.4(a)(4)	Agreement on Purchase and Sale among us and the State of Wisconsin dated as of February 13, 1996

10.4(b)(4)	Lease among us (Lessee) and the State of Wisconsin Investment Board (Lessor) dated as of March 5, 1996
10.5(5)	Purchase Agreement, dated as of November 13, 1997, by and among us and the Initial Purchasers named therein
10.6(5)	Registration Rights Agreement, dated as of November 13, 1997, by and among the Company and the Initial Purchasers named therein
10.7(5)	Management Services Agreement, dated as of November 13, 1997, by and between the Company, Big 5 Holdings Corp. and Leonard Green & Associates, LP
10.8(5)	Letter from The CIT Group/Business Credit, Inc. to us dated November 13, 1997, amending the Financing Agreement, dated March 8, 1996 between the Company (formerly known as United Merchandising Corp.) and The CIT Group/Business Credit, Inc.
10.9(4)	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/ Business Credit, Inc.
10.10(4)	Guarantee dated March 8, 1996 by Big 5 Corporation (now known as the Registrant) in favor of The CIT Group/Business Credit, Inc.
10.11	Letter from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated December 16, 1997, amending the Financing Agreement dated March 8, 1996 between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc.
10.12	Fifth Amendment to Financing Agreement, dated March 21, 2000, by and among Big 5 Corp. and The CIT Group/Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.
10.13	Sixth Amendment to Financing Agreement, dated February 27, 2002, by and among Big 5 Corp. and The CIT Group/Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.
12.1	Ratio of Earnings to Fixed Charges

(1)	Incorporated by reference to our Current Report on Form 8-K filed November 26, 1997.

(2)	Incorporated by reference to our Registration Statement on Form S-4 (file no. 33-61096) effective as of June 29, 1993.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended January 1, 1995

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.

(5)	Incorporated by reference to our Registration Statement on Form S-4 (file no. 333-43129) filed with the Securities and Exchange Commission on December 23, 1997.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

We have not provided any annual report covering our last fiscal year nor any proxy statement to security holders.

SIGNATURES

Pursuant to the requirements of Section 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 CORP. a Delaware Corporation

Date: March 25, 2002	By:	/S/ Robert W. Miller

Robert W. Miller Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ Robert W. Miller Robert W. Miller	Chairman of the Board of Directors	March 25, 2002

/S/ Steven G. Miller Steven G. Miller	President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	March 25, 2002

/S/ Charles P. Kirk Charles P. Kirk	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002

/S/ Michael D. Miller Michael D. Miller	Director of the Company	March 25, 2002

/S/ John G. Danhakl John G. Danhakl	Director of the Company	March 25, 2002

BIG 5 CORP.

INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements	F-1
Independent Auditors’ Report	F-2
Balance Sheets at December 31, 2000 and December 30, 2001.	F-3
Fiscal Years Ended January 2, 2000, December 31, 2000 and December 30, 2001
Statements of Operations	F-5
Statements of Stockholder’s Equity (Deficit)	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-9

Schedule

Financial Statement Schedule:
Valuation and Qualifying Accounts as of January 2, 2000, December 31, 2000 and December 30, 2001	II-1

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholder Big 5 Corp.:

We have audited the financial statements of Big 5 Corp. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Corp. as of December 31, 2000 and December 30, 2001 and the results of its operations and its cash flows for each of the fiscal years ended January 2, 2000, December 31, 2000 and December 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
March 1, 2002

BIG 5 CORP.

Balance Sheets

(Dollar amounts in thousands)

	December 31,	December 30,
Assets	2000	2001

Current assets:
Cash	$3,753	7,865
Trade and other receivables, net of allowance for doubtful accounts of $607 and $671, respectively	7,429	8,229
Merchandise inventories	168,981	163,680
Prepaid expenses	1,146	1,469

Total current assets	181,309	181,243

Property and equipment:
Land	186	186
Buildings and improvements	27,264	31,903
Furniture and equipment	50,089	51,007
Less accumulated depreciation and amortization	(37,577)	(40,446)

Net property and equipment	39,962	42,650

Deferred income taxes, net	8,461	7,440
Leasehold interest, net of accumulated amortization of $19,387 and $21,134, respectively	9,347	7,600
Other assets, at cost, less accumulated amortization of $3,688 and $4,323, respectively	12,011	13,219
Goodwill, less accumulated amortization of $1,865 and $2,112, respectively	4,680	4,433

Total assets	$255,770	256,585

(Continued)

BIG 5 CORP.

Balance Sheets, Continued

(Dollar amounts in thousands)

	December 31,	December 30,
Liabilities and Stockholder's Equity (Deficit)	2000	2001

Current liabilities:
Accounts payable	$64,401	62,308
Accrued expenses	46,405	51,900

Total current liabilities	110,806	114,208
Deferred rent	7,533	7,791
Long-term debt	141,089	128,806

Total liabilities	259,428	250,805

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares at December 30, 2001 and December 31, 2000	—	—
Additional paid-in capital	40,639	40,639
Accumulated deficit	(44,297)	(34,859)

Net stockholder’s equity (deficit)	(3,658)	5,780

Total liabilities and stockholder’s equity (deficit)	$255,770	256,585

See accompanying notes to financial statements.

BIG 5 CORP.

Statements of Operations

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	January 2,	December 31,	December 30,
	2000	2000	2001

Net sales	$514,324	571,476	622,481
Cost of goods sold, buying and occupancy	341,852	377,040	407,679

Gross profit	172,472	194,436	214,802

Operating expenses:
Selling and administrative	130,833	144,323	159,667
Litigation settlement (note 10)	—	—	2,515
Depreciation and amortization	9,479	9,340	10,031

Total operating expenses	140,312	153,663	172,213

Operating income	32,160	40,773	42,589
Interest expense	17,461	17,035	15,541

Income before income taxes and extraordinary gain (loss)	14,699	23,738	27,048
Income taxes	5,829	9,438	10,922

Income before extraordinary gain (loss)	8,870	14,300	16,126
Extraordinary gain (loss) from early extinguishment of debt, net of income tax (expense) benefit	(396)	87	—

Net income	$8,474	14,387	16,126

See accompanying notes to financial statements.

BIG 5 CORP.

Statements of Stockholder’s Equity (Deficit)

Years ended and January 2, 2000, December 31, 2000 and December 30, 2001

(Dollar amounts in thousands)

	Additional		Net
	paid-in	Accumulated	Stockholder's
	capital	Deficit	Equity (Deficit)

Balance at January 3, 1999	39,281	(67,158)	(27,877)
Forgiveness of net payable to Parent (Note 2)	1,358	—	1,358
Net income for the year ended January 2, 2000	—	8,474	8,474

Balance at January 2, 2000	40,639	(58,684)	(18,045)
Net income for the year ended December 31, 2000	—	14,387	14,387

Balance at December 31, 2000	40,639	(44,297)	(3,658)
Net income for the year ended December 30, 2001	—	16,126	16,126
Dividends — forgiveness of Parent Senior Discount Notes	—	(6,688)	(6,688)

Balance at December 30, 2001	$40,639	(34,859)	5,780

See accompanying notes to financial statements.

BIG 5 CORP.

Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	January 2,	December 31,	December 30,
	2000	2000	2001

Cash flows from operating activities:
Net income	$8,474	14,387	16,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,479	9,340	10,031
Amortization of deferred finance charges and discounts	179	(39)	(157)
Deferred tax provision (benefit)	(1,666)	(637)	1,021
Loss on disposal of equipment and leasehold interest	133	278	43
Extraordinary gain/(loss) from early extinguishment of debt	661	(148)	—
Changes in assets and liabilities:
Merchandise inventories	(7,987)	(13,698)	5,301
Trade and other accounts receivable, net	(584)	(498)	(800)
Prepaid expenses and other assets	(555)	(2,994)	(1,336)
Accounts payable	(2,562)	6,538	(4,204)
Accrued expenses	10,023	7,326	5,495

Net cash provided by operating activities	15,595	19,855	31,520

Cash flows from investing activities:
Purchases of property and equipment	(13,075)	(11,602)	(10,510)
Purchase of Parent Senior Discount Notes	—	—	(6,688)
Purchase of long-term investments	(1,363)	—	—

Net cash used in investing activities	(14,438)	(11,602)	(17,198)

(Continued)

BIG 5 CORP.

Statements of Cash Flows, Continued

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	January 2,	December 31,	December 30,
	2000	2000	2001

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities, and other	$16,539	(2,252)	(10,210)
Repayment of Senior Notes	(19,060)	(7,339)	—

Net cash used in financing activities	(2,521)	(9,591)	(10,210)

Net increase (decrease) in cash and cash equivalents	(1,364)	(1,338)	4,112
Cash and cash equivalents at beginning of year	6,455	5,091	3,753

Cash and cash equivalents at end of year	$5,091	3,753	7,865

Non-cash financing activities:
Dividend — forgiveness of Parent Senior Discount Notes	$—	—	6,688

Supplemental disclosures of cash flow information:
Interest paid	$16,935	17,013	14,690
Income taxes paid	1,664	8,143	13,820

See accompanying notes to financial statements.

BIG 5 CORP.

Notes to Financial Statements

December 31, 2000 and December 30, 2001

(Dollar amounts in thousands)

(1)	Basis of Presentation and Description of Business

The accompanying financial statements as of December 31, 2000 and December 30, 2001 and for the years ended January 2, 2000, December 31, 2000 and December 30, 2001 represent the financial position and results of operations of Big 5 Corp. The Company is a wholly owned subsidiary of Big 5 Sporting Goods Corporation (formerly Big 5 Holdings Corp.). The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 260 stores at December 30, 2001 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado.

(2)	Summary of Significant Accounting Policies

Reporting Period

The Company reports on the 52-53 week fiscal year ending on the Sunday nearest December 31. Information presented for the years ended January 2, 2000, December 31, 2000 and December 30,2001 represent 52-week fiscal years.

Revenue Recognition

The Company’s revenue is received from retail sales of merchandise through the Company’s stores. Revenue is recognized when merchandise is received by the customer and is shown net of returns.

Other Receivables

Other receivables consist principally of net amounts due from vendors for certain co-op advertising and amounts due from third party credit card companies. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

Merchandise Inventories

The Company values merchandise inventories using the lower of weighted average cost (which approximates the first-in, first-out cost) or market method. Average cost includes the direct purchase price of merchandise inventory and overhead costs associated with the Company’s distribution center.

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

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods ranging from 15 to 30 years. The Company assesses the recoverability of goodwill by determining whether the carrying value can be recovered through undiscounted future operating cashflows from the assets. The impairment, if any, is measured based on projected discounted future operating cashflows using a discount rate equal to the Company’s average cost of funds. Recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Other Assets

Other assets consist principally of deferred financing costs and long-term investments held to maturity. Deferred financing costs are amortized straight line over the terms of the respective debt. Investments held-to-maturity are carried at amortized cost and consist of Parent Senior Discount Notes. Investments held-to-maturity at December 31, 2000 and December 30, 2001 were $5,306 and $6,136, respectively and mature in 2008.

Self-Insurance Reserves

The Company maintains self-insurance programs for workers’ compensation and general liability risks. The Company is self-insured up to specified per-occurrence limits and maintains insurance coverage for losses in excess of specified amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims. Self-insurance reserves amount to $4,628 and $4,987 at December 31, 2000 and December 30, 2001, respectively, and are included in accrued liabilities.

Preopening Expenses

New store preopening expenses are charged against operations as incurred.

Advertising Expenses

The Company expenses advertising costs the first time the advertising takes place. Advertising expenses amounted to $30,613 for the year ended January 2, 2000, $33,498 for the year ended December 31, 2000, and $35,981 for the year ended December 30, 2001. Advertising expense is included in selling and administrative expenses in the accompanying statements of operations. There are no amounts related to advertising reported as assets in the balance sheets presented

Income Taxes

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

The Company files a consolidated tax return with its Parent, however, tax expense is recorded based on the stand alone operations of the Company. In 1999, the excess tax liability of the Company over amounts due under the consolidated tax return of $1,358 was treated as a capital contribution from the parent. In 2000, the excess of amounts due under the consolidated return over the Company’s current tax liability of $2,745 was reflected as a receivable from Parent in other long-term assets.

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

Reclassification

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

Impact of New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141 Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets after its adoption.

SFAS No. 142, requires the Company to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of December 31, 2001. The Company will then have up to six months from December 31, 2001 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income.

As of the date of adoption of SFAS No. 142, the Company had net unamortized goodwill in the amount of $4,433 and unamortized identifiable intangible assets in the amount of $7,600, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $247 for each of the years ended December 30, 2001, December 31, 2000 and January 2, 2000. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August, 2001, the FASB issued SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial condition or results of operation.

(3)	Long-Term Debt

Long-term debt consists of the following:

	December 31, 2000	December 30, 2001

Revolving credit facility	$37,321	25,000
10 7/8% Senior Notes, net of unamortized discount, $104.1 million face amount due in 2007	103,768	103,806

Total long-term debt	$141,089	128,806

In 1997, the Company issued $131 million face amount, 10 7/8% Senior Notes due 2007 (Senior Notes), less discount of $591 based on an imputed interest rate of 10.95%. The notes require semiannual interest payments on each May 15 and November 15, commencing on May 15, 1998. The Company has no mandatory payments of principal on the Senior Notes prior to their maturity in 2007. The notes may be redeemed in whole or in part, at the option of the Company, at any time on or after November 15, 2002, at the redemption prices set forth below with respect to the indicated redemption date, together with any accrued and unpaid interest to such redemption date. The Senior Notes are unsecured obligations that rank senior in right of payment to all existing and future indebtedness that is subordinated to the Senior Notes and rank pari passu in right of payment with all current and future unsubordinated indebtedness, subject to restrictions due to the securitization of certain assets. During the year ended January 2, 2000 the Company repurchased $19,100 face value of Senior Notes for a repurchase price of $19,060 and an additional $7,750 face value of Senior Notes during the year ended December 31, 2000 for a repurchase price of $7,339. On February 14, 2002, the Company repurchased an additional of $500 face value of Senior Notes for a repurchase price of $499.

If redeemed during the 12-month period beginning November 15 the redemption prices of the Senior Notes before accrued and unpaid interest are as follows:

Year	Percentage

2002	105.475%
2003	103.650
2004	101.825
2005 and thereafter	100.000

The Company has a five-year, non-amortizing $125 million revolving credit facility (the CIT Credit Facility). The CIT Credit Facility may be terminated by the lender by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on December 31, 2002. Unless it is terminated, the CIT Credit Facility will continue on an annual basis from anniversary date to anniversary date beginning in January 2003. The CIT Credit Facility bears interest at various rates based on the Company’s performance, with a floor of LIBOR plus 1.50% or the JP Morgan Chase prime lending rate and a ceiling of LIBOR plus 2.50% or the JP Morgan Chase prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names) of the Company. At December 30, 2001, loans under the CIT Credit Facility bear interest at a rate of LIBOR (2.0% at December 30, 2001) plus 1.50% or the JP Morgan Chase prime lending rate (5.0% at December 30, 2001). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the facility. On December 30, 2001, the Company had $25,000 in LIBOR and prime lending rate borrowings and letters of credit of $3,435 outstanding. The

Company’s maximum eligible borrowing available under the facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the CIT Credit Facility amounted to $91,366 at December 30, 2001.

The various debt agreements contain covenants restricting the ability of the Company to, among other things, incur additional debt, create or allow liens, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of its properties or assets, or make certain payments with respect to its outstanding capital stock, issue preferred stock and engage in certain transactions with affiliates. In addition, the Company must comply with certain financial covenants. The Company was in compliance with such covenants at December 30, 2001.

The Company repurchased and forgave $12,500 face value of the Parent Senior Discount Notes during the year ended December 30, 2001 for $6,688. On February 1, 2002 the Company repurchased an additional $2,825 face value of the Parent Senior Discount Notes. On February 14, 2002 the Company repurchased an additional $500 face value of Senior Notes.

(4)	Fair Values of Financial Instruments

The fair value of cash, trade and other receivables, trade accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The fair value of the Company’s investments held-to-maturity approximated $6,550 based upon recent market prices. The fair value of the Company’s Senior Notes at December 30, 2001 approximated $103,546 based on recent market prices. The carrying amount of the revolving credit facility reflects the fair value based on current rates available to the Company for debt with the same remaining maturities.

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

Rental expense for operating leases consisted of the following:

	Year ended	Year ended	Year ended
	January 2,	December 31,	December 30,
	2000	2000	2001

Cash rental payments	$27,179	29,667	31,602
Noncash rentals	625	375	258
Contingent rentals	1,360	1,592	1,710

Rental expense	$29,164	31,634	33,570

Future minimum lease payments (cash rentals) under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 30, 2001 are:

Year ending:
2002	$33,350
2003	32,957
2004	32,178
2005	29,552
2006	25,262
Thereafter	113,525

(6)	Accrued Expenses

     Accrued expenses consist of the following:

	December 31,	December 30,
	2000	2001

Payroll and related expenses	$12,494	13,051
Advertising	5,059	5,768
Sales tax	6,781	7,285
Income tax	8,111	5,287
Litigation Settlement	—	2,515
Other	13,960	17,994

	$46,405	51,900

7)	Income Taxes

Total income tax expense (benefit) consists of the following:

	January 2,	December 31,	December 30,
	2000	2000	2001

Income tax before extraordinary gain (loss)	$5,829	9,438	10,922
Tax effect of extraordinary gain (loss)	(265)	61	—

Total income tax expense	$5,564	9,499	10,922

	Current	Deferred	Total

2001:
Federal	$8,049	897	8,946
State	1,852	124	1,976

	$9,901	1,021	10,922

2000:
Federal	$8,268	(583)	7,685
State	1,807	(54)	1,753

	$10,075	(637)	9,438

1999:
Federal	$6,161	(1,416)	4,745
State	1,334	(250)	1,084

	$7,495	(1,666)	5,829

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes and extraordinary item, as follows:

	Year ended	Year ended	Year ended
	January 2,	December 31,	December 30,
	2000	2000	2001

Tax expense at statutory rate	$5,145	8,180	9,467
State taxes, net of federal benefit	713	1,131	1,310
Other	(29)	127	145

	$5,829	9,438	10,922

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 31,	December 30,
	2000	2001

Deferred assets:
Self-insurance reserves	$1,844	1,987
Employee benefits	1,754	1,946
State taxes	651	648
Noncash rentals	3,001	3,104
Amortization of tangible and intangible assets	598	194
Other	903	753

Deferred tax assets	$8,751	8,632
Deferred liabilities — basis in fixed assets	$290	1,192

Net deferred tax assets	$8,461	7,440

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(8)	Employee Benefit Plans

The Company has a 401(k) plan to cover all eligible employees. All employees’ contributions may be supplemented by Company contributions. The Company contributed $1,483 for the year ended January 2, 2000, $1,650 for the year ended December 31, 2000 and $1,830 for the year ended December 30, 2001 in employer matching and profit sharing contributions.

The Company has no other significant postretirement or postemployment benefits.

(9)	Related Party Transactions

Prior to September 1992, the Company was a wholly owned subsidiary of Thrifty Corporation (Thrifty), which was in turn a wholly owned subsidiary of Pacific Enterprises (PE). In December 1996, Thrifty was acquired by Rite Aid Corp. (Rite Aid).

As a result of the Company’s prior relationship with Thrifty and its affiliates, the Company continues to maintain certain relationships with Rite Aid and PE. These relationships include continuing indemnification obligations of PE to the Company for certain environmental matters; agreements between the Company and PE with respect to various tax matters and obligations under ERISA, including the allocation of various tax obligations relating to the inclusion of the Company and each member of the affiliated group of which the Company was a subsidiary in certain consolidated and/or unitary tax returns of PE; and subleases described as follows. An affiliate of a stockholder of the Parent holds convertible preferred stock in Rite Aid, which, if converted, would represent approximately 11% of Rite Aid’s outstanding stock.

The Company leases certain property and equipment from Rite Aid, which leases this property and equipment from an outside party. Charges related to these leases totaled $194 for the year ended January 2, 2000, $203 for the year ended December 31, 2000 and $212 for the year ended December 30, 2001.

The Company has a Management Services Agreement with an investment advisor group that is an affiliate of a stockholder of the Parent that expires in May 2005, under which $333, plus expenses, will be paid annually for financial advisory and investment banking services. During each of the years ended January 2, 2000, December 31, 2000 and December 30, 2001, the Company, on behalf of the Parent, paid $340, plus expenses, to this advisor group. An individual of the investor advisor group is a member of the Company’s board of directors.

(10)	Contingencies

In August 2001, the Company received a copy of a complaint alleging violations of the California Labor Code and the Business and Professions Code. This complaint was brought as a purported class action with two subclasses comprised of its California store managers and its California first assistant store managers. The plaintiffs allege that the Company improperly classified its store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. They seek, on behalf of the class members, back pay for overtime allegedly not paid, statutory penalties in the amount of an additional thirty days’ wages for each such employee whose employment terminated in the four years preceding the complaint, and injunctive relief to require us to treat our store management as non-exempt. On February 8, 2002, the Company filed a joint settlement with the court. Under the terms of the settlement, the Company agreed to pay $32.46 per week of active employment as store manager during August 8, 1997 through December 31, 2001, the covered period, and $25.50 per week of active employment as first assistant store manager during the covered period to each class member who submits a valid and timely claim form. The Company also agreed to pay attorneys’ fees, plus costs and expenses, in the amount of $690, as well as up to $40 for the cost of the settlement administrator. In addition, the Company agreed to pay the class representatives an additional aggregate amount of $32.5 for their service as named plaintiffs. The settlement is subject to the approval of the court. Once approved, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. In addition, the Company admits no liability or other wrongdoing with respect to the claims set forth in the lawsuit. The Company intends to defend the case vigorously if the court does not approve the settlement agreement. If the settlement is not approved by the court, an adverse result in this litigation could harm the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations. The Company recorded a litigation charge of $2,515 in the fourth quarter of 2001, to provide for expected payments to class members as well as legal and other fees associated with the settlement of this complaint.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(11)	Business Concentrations

The Company operates traditional sporting goods retail stores located principally in the Western states of the United States. The Company is subject to regional risks such as the local economies, weather conditions and natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse regional events were to occur, there could be a significant adverse effect on management’s estimates and an adverse impact on the Company’s performance. The retail industry is impacted by the general economy. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance.

(12)	Quarterly Financial Data (unaudited)

	Year Ended December 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$129,712	137,271	146,169	158,324	571,476
Gross Profit	$42,888	48,394	48,913	54,241	194,436
Net Income	$851	3,372	3,191	6,973	14,387

	Year Ended December 30, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$143,179	151,456	158,085	169,761	622,481
Gross Profit	$47,837	53,609	52,956	60,400	214,802
Net Income	$1,754	3,905	3,577	6,890	16,126

BIG 5 CORP.
Schedule II — Valuation and Qualifying Accounts
(Dollar amounts in thousands)

	BALANCE AT	ADDITIONS:	DEDUCTIONS:	BALANCE
	BEGINNING	CHARGES TO	A/R	AT END OF
	OF YEAR	OPERATIONS	WRITE OFFS	YEAR

January 2, 2000
Allowance for doubtful receivables	$939	$181	$(621)	499
December 31, 2000
Allowance for doubtful receivables	499	365	(257)	607
December 30, 2001
Allowance for doubtful receivables	607	129	(65)	671

II-1