Form 10-Q
period 2002-03-31
BIG 5 CORP /CA/
filed 2002-05-14
CIK 901138

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from                 to

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes No

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date. 1,000 shares of common stock, $.01 par value, at May 14, 2002.

BIG 5 CORP.

BIG 5 CORP.

Condensed Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31,	December 30,
	2002	2001

Assets

Current assets:

Cash	$6,673	$7,865

Trade and other receivables, net of allowance for doubtful accounts of $699 and $671, respectively	5,070	8,229

Merchandise inventories	168,565	163,680

Prepaid expenses	2,264	1,469

Total current assets	182,572	181,243

Property and equipment:

Land	186	186

Buildings and improvements	32,446	31,903

Furniture and equipment	51,614	51,007

Less accumulated depreciation and amortization	(42,344)	(40,446)

Net property and equipment	41,902	42,650

Deferred income taxes, net	7,440	7,440

Leasehold interest, net of accumulated amortization of $21,711 and $21,264, respectively	7,153	7,600

Other assets, at cost, less accumulated amortization of $4,482 and $4,323, respectively	13,763	13,219

Goodwill, less accumulated amortization of $2,112 and $2,112, respectively	4,433	4,433

	$257,263	$256,585

Liabilities and Stockholder’s Equity Current liabilities:

Accounts payable	$71,031	$62,308

Accrued expenses	42,575	51,900

Total current liabilities	113,606	114,208

Deferred rent	7,806	7,791

Long-term debt	128,329	128,806

Total liabilities	249,741	250,805

Commitments and contingencies Stockholder’s equity:

Common stock, $.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	-.-	-.-

Additional paid-in capital	40,639	40,639

Accumulated deficit	(33,117)	(34,859)

Total stockholder’s equity	7,522	5,780

	$257,263	$256,585

See accompanying notes to condensed financial statements.

BIG 5 CORP.

Condensed Statements of Operations
(Dollars in thousands)
(Unaudited)

	13 Weeks Ended

	March 31, 2002	April 1, 2001

Net sales	$157,132	$143,179

Cost of goods sold, buying and occupancy	102,125	95,342

Gross profit	55,007	47,837

Operating expenses:

Selling and administrative	42,023	38,159

Depreciation and amortization	2,361	2,574

Total operating expenses	44,384	40,733

Operating income	10,623	7,104

Interest expense, net	3,375	4,131

Income before income taxes	7,248	2,973

Income tax	2,971	1,219

Net income	$4,277	$1,754

         See accompanying notes to condensed financial statements.

BIG 5 CORP.

Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	13 Weeks Ended

	March 31, 2002	April 1, 2001

Cash flows from operating activities:

Net income	$4,277	$1,754

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,361	2,574

Amortization of deferred finance charges and discounts	(70)	(41)

Extraordinary (gain) loss from early extinguishment of debt	12	-.-

Change in assets and liabilities:

Merchandise inventories	(4,885)	(6,542)

Trade accounts receivable, net	3,159	2,889

Prepaid expenses and other assets	(1,280)	(743)

Accounts payable	9,324	2,810

Accrued income taxes	(1,421)	(3,431)

Accrued expenses	(7,904)	(9,279)

Net cash provided by (used in) operating activities	3,573	(10,009)

Cash flows used in investing activities:

Purchase of property and equipment	(1,151)	(1,459)

Purchase of Parent Senior Discount Notes	(2,535)	(6,688)

Net cash used in investing activities	(3,686)	(8,147)

Cash flows from financing activities:

Net borrowings (repayments) under credit facilities, and other	(579)	17,755

Repayment of Senior Notes	(500)	-.-

Net cash provided by (used in) financing activities	(1,079)	17,755

Net decrease in cash	(1,192)	(401)

Cash at beginning of period	7,865	3,753

Cash at end of period	$6,673	$3,352

         See accompanying notes to condensed financial statements.

BIG 5 CORP.

Notes to Unaudited Condensed Financial Statements

(Dollars in Thousands)

FINANCIAL INFORMATION

1.	We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 261 stores at March 31, 2002 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado.

2.	In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles the financial position as of March 31, 2002 and December 30, 2001 and the results of operations and cash flows for the periods ended March 31, 2002 and April 1, 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading.

3.	These unaudited condensed financial statements should be read in conjunction with our 2001 audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

4.	Certain prior year balances in the accompanying condensed financial statements have been reclassified to conform to current year presentation.

5.	During the first 13 weeks of 2002, we repurchased $2.5 million ($2.8 million face value) of our parent’s, Big 5 Sporting Goods Corporation, senior discount notes due 2008. In conjunction with this purchase, amounts due from our parent to us for our parent’s senior discount notes were forgiven, resulting in a non-cash dividend to our parent of $2.5 million. See “Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended March 31, 2002 Compared to 13 Weeks Ended April 1, 2001

The following table sets forth for the periods indicated operating results in thousands of dollars and expressed as a percentage of sales.

	13 Weeks Ended

	March 31, 2002		April 1, 2001

	(dollar amounts in thousands)
Net sales	$157,132	100.0%	$143,179	100.0%

Cost of goods sold, buying and occupancy	102,125	65.0	95,342	66.6

Gross profit	55,007	35.0	47,837	33.4

Operating expenses:

Selling and administrative	42,023	26.7	38,159	26.7

Depreciation and amortization	2,361	1.5	2,574	1.7

Total operating expense	44,384	28.2	40,733	28.4

Operating income	10,623	6.8	7,104	5.0

Interest expense, net	3,375	2.2	4,131	2.9

Income before income taxes	7,248	4.6	2,973	2.1

Income taxes	2,971	1.9	1,219	0.9

Net income	$4,277	2.7%	$1,754	1.2%

EBITDA (a)	$12,984	8.3%	$9,678	6.8%

(a)	EBITDA is net income before interest, taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles, or GAAP. Although EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, we understand that EBITDA is widely used by financial analysts as a measure of financial performance. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

1.	Net Sales

Net sales increased by $13.9 million, or 9.7%, to $157.1 million in the first 13 weeks of 2002 from $143.2 million in the first 13 weeks of 2001. This growth reflected an increase of $9.3 million in same store sales and an increase of $6.7 million in new store sales, which reflected the opening of one new store during the first 13 weeks of 2002 and 15 new stores in fiscal 2001. The remaining variance was attributable to net sales from closed stores. Same store sales increased 6.6% in the first 13 weeks of 2002 versus the first 13 weeks of 2001, representing the twenty-fifth consecutive quarterly increase in same store sales over comparable prior periods. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of the first 13 weeks of 2002 was 261 versus 249 at the end of the first 13 weeks of 2001. We opened one new store in the first 13 weeks of 2002 and two new stores, both of which were replacement stores, in the first 13 weeks of 2001.

2.	Gross Profit

Gross profit increased by $7.2 million, or 15.0%, to $55.0 million in the first 13 weeks of 2002 from $47.8 million in the first 13 weeks of 2001. Gross profit margin was 35.0% in the first 13 weeks of 2002 compared to 33.4% in the first 13 weeks of 2001. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories as well as increased same store sales, which caused store occupancy costs, which contain certain fixed costs, as a percentage of sales to decrease.

3.	Selling and Administrative

Selling and administrative expenses increased by $3.8 million, or 10.1%, to $42.0 million in the first 13 weeks of 2002 from $38.2 million in the first 13 weeks of 2001. The increase was primarily due to a $1.9 million increase in store personnel expenses associated with supporting increased sales, new store openings and increased employee health benefit costs. Other factors impacting the increase included higher other store related costs of $0.4 million primarily related to increased expenses due to electric utility rate increases in our California markets, and an increase of $1.2 million in advertising costs that resulted primarily from increased advertising during parts of the first 13 weeks of 2002 and new store openings. When measured as a percentage of net sales, selling and administrative expenses were flat at 26.7% for both periods.

4.	Depreciation and Amortization

Depreciation and amortization expense decreased by $0.2 million, or 8.3%, to $2.4 million in the first 13 weeks of 2002 from $2.6 million in the first 13 weeks of 2001 as a result of certain assets having been fully depreciated and the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001 which reduced amortization expense by $0.1 million in 2002.

5.	Interest Expense, net

Interest expense, net decreased by $0.7 million, or 18.3%, to $3.4 million in the first 13 weeks of 2002 from $4.1 million in the first 13 weeks of 2001. This decrease reflected lower average daily debt balances in the first 13 weeks of 2002 and lower average interest rates on our credit facility in the first 13 weeks of 2002 versus the first 13 weeks of 2001. Our debt balances consist of borrowings under our credit facility and our senior notes.

6.	Income Taxes

Provision for income taxes was $3.0 million for the first 13 weeks of 2002 and $1.2 million for the first 13 weeks of 2001. Our effective income tax rate was 41.0% for the first 13 weeks of 2002 and for the first 13 weeks of 2001. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

7.	Net Income

As a result of the factors described above, net income for the first 13 weeks of 2002 increased by $2.5 million, or 143.8%, to net income of $4.3 million for the first 13 weeks of 2002 from net income of $1.8 million for the first 13 weeks of 2001.

8.	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA increased by $3.3 million, or 34.2%, to $13.0 million for the first 13 weeks of 2002 from $9.7 million for the first 13 weeks of 2001. This improvement reflects the positive sales and gross profit results achieved during the first 13 weeks of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

         Net cash provided by operating activities for the first 13 weeks of 2002 was $3.6 million and net cash used in operating activities for the first 13 weeks of 2001 was $10.0 million. The change between periods primarily reflected higher net income in the first 13 weeks of 2002 and more efficient management of working capital.

         Capital expenditures for the first 13 weeks of 2002 and the first 13 weeks of 2001 were $1.2 million and $1.5 million, respectively. We expect capital expenditures for the remaining 39 weeks of 2002 will range from $9 to $11 million, primarily to fund the opening of approximately 14 to 16 new stores, store maintenance and remodels, warehouse and headquarters maintenance and system related expenditures. Our store format requires a low investment in fixtures and equipment (approximately $400,000), working capital (approximately $400,000, net of amount financed by vendors through trade payables which is typically one-third) and real estate (leased “built-to-suit” locations).

         Net cash used in financing activities in the first 13 weeks of 2002 was $1.1 million and net cash provided by financing activities in the first 13 weeks of 2001 was $17.8 million, reflecting higher cash provided by operating activities in the first 13 weeks of 2002. As of March 31, 2002, we had borrowings of $25.0 million and letter of credit commitments of $3.4 million outstanding under our credit facility and $103.3 million of our senior notes outstanding. These balances compared to borrowings of $54.7 million and letter of credit commitments of $4.3 million outstanding under our credit facility, and $103.8 million of our senior notes outstanding as of April 1, 2001. We had cash and cash equivalents of $6.7 million and $3.4 million at March 31, 2002 and April 1, 2001, respectively. During the first 13 weeks of 2001, we repurchased $12.5 million face value of our parent’s senior discount notes. During the first 13 weeks of 2002, we repurchased $2.8 million face value of our parent’s senior discount notes and $0.5 million face value of our senior notes.

         We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled payments under debt obligations for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn, is subject to general economic conditions and regional risks, and to financial business and other factors affecting our operations, including factors beyond our control.

         Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

			1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Long-term debt	$103,306	—	—	—	$103,306

Operating lease commitments	266,824	33,350	65,135	54,814	113,525

Credit facility	25,022	—	25,022	—	—

Letters of credit	3,435	3,435	—	—	—

Total	$398,587	$36,785	$90,157	$54,814	$216,831

         Long-term debt consists of our senior notes that mature on November 13, 2007. We expect to repay our senior notes by the maturity date using a combination of drawings under our existing or replacement credit facility, expansion of our credit facility or replacement credit facility and the issuance of debt or equity securities.

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

         The credit facility provides for a maximum facility of $125.0 million, subject to certain borrowing base limitations. The credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date commencing with its anniversary date in March 2003. We may terminate the credit facility at any time upon 30 days prior written notice, provided that we are required to pay an early termination fee if we terminate prior to March 31, 2002. We plan to make additional borrowings or pay down the credit facility based on our cash flow requirements. We may re-negotiate our credit facility prior to the expiration date depending on our future capital needs and the availability of alternative sources of financing.

         If we fail to make any required payment under our credit facility or the indenture governing our senior notes or if we otherwise default under these instruments, our debt may be accelerated under these instruments. This acceleration, could also result in the acceleration of other indebtedness that we may have outstanding at that time.

         If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. We might not be able to effect these alternative strategies on satisfactory terms, if at all.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS

No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted SFAS No. 141 effective July 1, 2001.

         SFAS No. 142 required us to evaluate our existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. We were required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, we were required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. We adopted SFAS No. 142 effective December 31, 2001 with no cumulative effect of a change in accounting principles.

         In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we identified our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including our existing goodwill and intangible assets, to those reporting units as of December 31, 2001. We then determined that the fair value of each reporting unit extended the carrying amount. We adopted SFAS No. 142 effective December 31, 2001 with no cumulative effect of a change in accounting principle.

         As of the date of adoption of SFAS No. 142, we had net unamortized goodwill in the amount of $4.4 million and unamortized identifiable intangible assets in the amount of approximately $7.6 million. Amortization expense related to goodwill was $0.25 million for each of fiscal 2001, 2000 and 1999. We adopted SFAS No. 142 effective December 31, 2001 with no cumulative effect of a change in accounting principle.

         On October 31, 2001, the FASB issued SFAS No. 144. SFAS No. 144, Accounting for the Disposal of Long-Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and is effective for fiscal years beginning after December 15, 2001. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We adopted SFAS No. 144 effective December 31, 2001 with no material impact on our financial position or results of operation.

SEASONALITY

         We experience seasonal fluctuations in our net sales and operating results. In fiscal 2001, we generated 27.3% of our net sales and 35.5% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

IMPACT OF INFLATION

         We do not believe that inflation has a material impact on our earnings from operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2002 as compared to the rate at March 31, 2002, our interest expense for 2002 would increase $0.25 million based on the outstanding balance of our credit facility at March 31, 2002. We do not hold any derivative instruments and do not engage in hedging activities.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 9, 2001, we received a copy of a complaint filed in the California Superior Court in Los Angeles entitled Mosely, et al., v. Big 5 Corp., Case No. BC255749, alleging violations of the California Labor Code and the Business and Professions Code. This complaint was brought as a purported class action with two subclasses comprised of our California store managers and our California first assistant store managers. The plaintiffs allege that we improperly classified our store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. They seek, on behalf of the class members, back pay for overtime allegedly not paid, statutory penalties in the amount of an additional thirty days’ wages for each such employee whose employment terminated in the four years preceding the complaint, and injunctive relief to require us to treat our store management as non-exempt. On February 8, 2002, we filed a joint settlement with the court. On March 27, 2002, the court entered an order preliminarily approving our proposed settlement of the class action and setting a hearing for July 15, 2002 for the purpose of granting final approval. Under the terms of the settlement, we agreed to pay $32.46 per week of active employment as store manager during August 8, 1997 through December 31, 2001, the covered period, and $25.50 per week of active employment as first assistant store manager during the covered period to each class member who submits a valid and timely claim form. We also agreed to pay attorneys’ fees, plus costs and expenses, in the amount of $690,000, as well as up to $40,000 for the cost of the settlement administrator. In addition, we agreed to pay the class representatives an additional aggregate amount of $32,500 for their service as named plaintiffs. We admit no liability or other wrongdoing with respect to the claims set forth in the lawsuit. We recorded a charge of approximately $2.5 million in the fourth quarter of fiscal 2001 to provide for expected payments to the class members as well as legal and other fees associated with the settlement. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. We intend to defend the case vigorously if the court does not grant final approval of the settlement agreement. If the settlement is not finally approved by the court, an adverse result in this litigation could harm our financial condition. In addition, required change in our labor practices, as well as the costs of defending this litigation, could have a negative impact on our results of operations.

In addition, we are from time to time involved in routine litigation incidental to the conduct of our business. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for such litigation matters. We believe no other litigation currently pending against us will have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security-Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

         None

(b)  Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 CORP. a Delaware corporation

Date: 5/14/02	By: /S/ STEVEN G. MILLER

Steven G. Miller President and Chief Executive Officer

Date: 5/14/02	By: /S/ CHARLES P. KIRK

Charles P. Kirk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)