Form 10-Q
period 2002-06-30
BIG 5 CORP /CA/
filed 2002-08-14
CIK 901138

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from _________________ to ___________________

Commission File Number: 333-43129

BIG 5 CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-1854273

(State of Incorporation)	(I.R.S. Employer Identification Number)

2525 East El Segundo Boulevard, El Segundo, California	90245

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 536-0611

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

     There were 1,000 shares of common stock with a par value of $0.01 per share outstanding at August 14, 2002.

BIG 5 CORP.

BIG 5 CORP.

Condensed Balance Sheets
(dollars in thousands)

	June 30,	December 30,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash	$5,845	$7,865
Trade and other receivables	5,282	8,229
Merchandise inventories	181,209	163,680
Prepaid expenses	2,681	1,469

Total current assets	195,017	181,243

Net property and equipment	41,564	42,650
Deferred income taxes, net	7,440	7,440
Leasehold interest	6,710	7,600
Other assets, at cost	14,978	13,219
Goodwill	4,433	4,433

	$270,142	$256,585

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$66,330	$62,308
Accrued expenses	49,315	51,900

Total current liabilities	115,645	114,208

Deferred rent	7,950	7,791
Long-term debt	132,787	128,806

Total liabilities	256,382	250,805

Commitments and contingencies:
Stockholder’s equity:
Common stock, $.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	40,639	40,639
Accumulated deficit	(26,879)	(34,859)

Total stockholder’s equity	13,760	5,780

	$270,142	$256,585

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Condensed Statements of Operations
(unaudited)
(dollars in thousands)

	13 Weeks Ended		26 Weeks Ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net sales	$162,703	$151,456	$319,836	$294,635
Cost of goods sold, buying and occupancy	103,070	97,847	205,196	193,189

Gross profit	59,633	53,609	114,640	101,446

Operating expenses:
Selling and administration	43,265	40,438	85,287	78,597
Depreciation and amortization	2,461	2,570	4,822	5,144

Total operating expenses	45,726	43,008	90,109	83,741

Operating income	13,907	10,601	24,531	17,705
Interest expense, net	3,334	3,982	6,710	8,113

Income before income taxes	10,573	6,619	17,821	9,592
Income taxes	4,335	2,714	7,307	3,933

Income before extraordinary gain	6,238	3,905	10,514	5,659
Extraordinary gain from early extinguishment of debt, net of income tax	—	—	1	—

Net income	$6,238	$3,905	$10,515	$5,659

See accompanying notes to condensed financial statements.

BIG 5 CORP.

Condensed Statement of Cash Flows
(unaudited)
(dollars in thousands)

	26 Weeks Ended

	June 30, 2002	July 1, 2001

Cash flows from operating activities:
Net income	$10,515	$5,659
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,822	5,144
Amortization of deferred finance charge and discounts	(145)	(65)
Forgiveness of tax expense liability and intercompany receivable	—	(192)
Change in assets and liabilities:
Merchandise inventories	(17,529)	(9,420)
Trade accounts receivable, net	2,947	2,085
Prepaid expenses and other assets	(2,705)	(755)
Accounts payable	12,848	5,347
Accrued income taxes	(2,283)	(2,773)
Accrued expenses	(8,485)	(8,540)

Net cash used in operating activities	(15)	(3,510)

Cash flows from investing activities:
Purchase of property and equipment	(2,692)	(4,456)
Purchase of parent senior discount notes	(2,535)	(6,688)

Net cash used in investing activities	(5,227)	(11,144)

Cash flows from financing activities:
Net borrowings under revolving credit facilities, and other	3,722	17,138
Repayment of senior notes	(500)	—

Net cash provided by financing activities	3,222	17,138

Net increase (decrease) in cash and cash equivalents	(2,020)	2,484
Cash at beginning of period	7,865	3,753

Cash at end of period	$5,845	$6,237

See accompanying notes to condensed financial statements.

BIG 5 CORP.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 261 stores at June 30, 2002 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are wholly owned by Big 5 Sporting Goods Corporation, our parent company.

     In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) the financial position as of June 30, 2002 and December 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2002 and July 1, 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(2) Reclassifications

     Certain prior year balances in the accompanying condensed financial statements have been reclassified to conform to current year presentation.

(3) Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used first to identify potential goodwill impairment and then to measure the amount of goodwill impairment loss, if any.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment losses that arise due to the initial application of this standard are reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of the standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of a company’s next annual financial statements, will measure the amount of goodwill impairment loss, if any.

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of December 31, 2001. There was no cumulative effect of a change in accounting principle upon adoption.

     The following adjusts reported net income to exclude goodwill amortization:

(dollars in thousands)

	13 weeks ended		26 weeks ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

	(unaudited)		(unaudited)
Reported net income	$6,238	$3,905	$10,515	$5,659
Goodwill amortization, net of tax	—	37	—	73

Adjusted net income	$6,238	$3,942	$10,515	$5,732

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective December 31, 2001, and the adoption of this standard did not have an impact on our consolidated financial statements.

(4) Related Party Transactions

     During the 26 weeks ended June 30, 2002, we, on behalf of our parent company, repurchased $2.5 million ($2.8 million face value) of our parent company’s senior discount notes due 2008. Subsequent to this purchase, amounts due from our parent company in connection with this purchase were forgiven, resulting in a non-cash dividend to our parent of $2.5 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed financial statements.

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

     13 Weeks Ended June 30, 2002 Compared to 13 Weeks Ended July 1, 2001

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended

	June 30, 2002		July 1, 2001

	(unaudited)
	(dollars in thousands)
Net sales	$162,703	100.0%	$151,456	100.0%
Cost of sales	103,070	63.3	97,847	64.6

Gross profit	59,633	36.7	53,609	35.4

Operating expenses:
Selling and administrative	43,265	26.6	40,438	26.7
Depreciation and amortization	2,461	1.5	2,570	1.7

Total operating expense	45,726	28.1	43,008	28.4

Operating income	13,907	8.6	10,601	7.0
Interest expense, net	3,334	2.1	3,982	2.6

Income before income tax expense	10,573	6.5	6,619	4.4
Income tax expense	4,335	2.7	2,714	1.8

Net income	$6,238	3.8%	$3,905	2.6%

EBITDA (a)	$16,368	10.1%	$13,171	8.7%

(a)	EBITDA is net income before interest, taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles, or GAAP. Although EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, we understand that EBITDA is widely used by financial analysts as a measure of financial performance. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     1. Net Sales. Net sales increased by $11.2 million, or 7.4%, to $162.7 million in the 13 weeks ended June 30, 2002 from $151.5 million in the same period last year. This growth reflected an increase of $6.4 million in same store sales and an increase of $5.4 million in new store sales, which reflected the opening of 14 new stores since April 1, 2001. The remaining variance was attributable to net sales from closed stores. Same store sales increased 4.3% in the 13 weeks ended June 30, 2002 versus the same period last year, representing the twenty-sixth consecutive quarterly increase in same store sales over comparable prior periods. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of the 13 weeks ended June 30, 2002 was 261 versus 252 at the end of the 13 weeks ended July 1, 2001. We opened one new store in the 13 weeks ended June 30, 2002 and four new stores, one of which was a replacement store, in the 13 weeks ended July 1, 2001. We expect to open approximately 14 new stores during the remaining 26 weeks of fiscal 2002.

     2. Gross Profit. Gross profit increased by $6.0 million, or 11.2%, to $59.6 million in the 13 weeks ended June 30, 2002 from $53.6 million in the same period last year. Gross profit margin was 36.7% in the 13 weeks ended June 30, 2002 compared to 35.4% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories.

     3. Selling and Administrative. Selling and administrative expenses increased by $2.8 million, or 7.0%, to $43.3 million in the 13 weeks ended June 30, 2002 from $40.4 million in the same period last year. The increase was primarily due to a $1.8 million increase in store personnel expenses associated with supporting increased sales, new store openings and increased employee health benefit costs. Other factors impacting the increase included higher other store related costs of $0.2 million primarily related to increased expenses due to electric utility rate increases in our California markets and an increase of $0.5 million in advertising costs that resulted primarily from advertising expenditures for the 14 new stores opened after April 1, 2001. When measured as a percentage of net sales, selling and administrative expenses were 26.6% for the 13 weeks ended June 30, 2002 compared to 26.7% for the same period last year.

     4. Depreciation and Amortization. Depreciation and amortization expense decreased by $0.1 million, or 4.2%, to $2.5 million in the 13 weeks ended June 30, 2002 from $2.6 million in the same period last year as a result of certain assets having been fully depreciated and the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001 which reduced amortization expense by $0.1 million in 2002.

     5. Interest Expense, net. Interest expense, net decreased by $0.6 million, or 16.3%, to $3.3 million in the 13 weeks ended June 30, 2002 from $4.0 million in the same period last year. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in the 13 weeks ended June 30, 2002 versus the 13 weeks ended July 1, 2001.

     6. Income Taxes. Provision for income taxes was $4.3 million for the 13 weeks ended June 30, 2002 and $2.7 million for the 13 weeks ended July 1, 2001. Our effective income tax rate was 41% for both the 13 weeks ended June 30, 2002 and the 13 weeks ended July 1, 2001. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

     7. Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) EBITDA increased by $3.2 million, or 24.3%, to $16.4 million for the 13 weeks ended June 30, 2002 from $13.2 million for the 13 weeks ended July 1, 2001. This improvement reflects the positive sales and gross profit results achieved during the 13 weeks ended June 30, 2002.

26 Weeks Ended June 30, 2002 Compared to 26 Weeks Ended July 1, 2001

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	26 Weeks Ended

	June 30, 2002		July 1, 2001

	(unaudited)
	(dollars in thousands)
Net sales	$319,836	100.0%	$294,635	100.0%
Cost of sales	205,196	64.2	193,189	65.6

Gross profit	114,640	35.8	101,446	34.4

Operating expenses:
Selling and administrative	85,287	26.6	78,597	26.7
Depreciation and amortization	4,822	1.5	5,144	1.7

Total operating expense	90,109	28.1	83,741	28.4

Operating income	24,531	7.7	17,705	6.0
Interest expense, net	6,710	2.1	8,113	2.8

Income before income tax expense	17,821	5.6	9,592	3.2
Income tax expense	7,307	2.3	3,933	1.3

Income before extraordinary gain (loss)	10,514	3.3	5,659	1.9
Extraordinary gain (loss) from early extinguishments, net of taxes	1	0.0	—	0.0

Net income	$10,515	3.3%	$5,659	1.9%

EBITDA (a)	$29,353	9.2%	$22,849	7.8%

(a)	EBITDA is net income before interest, taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles, or GAAP. Although EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, we understand that EBITDA is widely used by financial analysts as a measure of financial performance. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     1. Net Sales. Net sales increased by $25.2 million, or 8.6%, to $319.8 million in the first 26 weeks of 2002 from $294.6 million in the first 26 of 2001. This growth reflected an increase of $15.6 million in same store sales and an increase of $12.3 million in new store sales, which reflected the opening of one new store during the first 26 weeks of 2002 and 15 new stores in fiscal 2001. The remaining variance was attributable to net sales from closed stores. Same store sales increased 5.4% in the first 26 weeks of 2002 versus the first 26 weeks of 2001. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of the first 26 weeks of 2002 was 261 versus 252 at the end of the first 26 weeks of 2001. We opened one new store in the first 26 weeks of 2002 and six new stores, three of which were replacement stores, in the 26 weeks ended July 1, 2001. We expect to open approximately 14 new stores during the remaining 26 weeks of fiscal 2002.

     2. Gross Profit. Gross profit increased by $13.2 million, or 13.0%, to $114.6 million in the first 26 weeks of 2002 from $101.4 million in the 26 weeks ended July 1, 2001. Gross profit margin was 35.8% in the first 26 weeks of 2002 compared to 34.4% in the 26 weeks ended July 1, 2001. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories.

     3. Selling and Administrative. Selling and administrative expenses increased by $6.7 million, or 8.5%, to $85.3 million in the first 26 weeks of 2002 from $78.6 million in the first 26 weeks of 2001. The increase was primarily due to a $3.7 million increase in store personnel expenses associated with supporting increased sales, new store openings and increased employee health benefit costs. Other factors impacting the increase included higher other store related costs of $0.6 million primarily related to increased expenses due to electric utility rate increases in our California markets and an increase of $1.7 million in advertising costs that resulted primarily from advertising expenditures for the one new store opened in the first 26 weeks of 2002 and the 15 new stores opened in fiscal 2001. When measured as a percentage of net sales, selling and administrative expenses were 26.6% for the first 26 weeks of 2002 and 26.7% for the same period last year.

     4. Depreciation and Amortization. Depreciation and amortization expense decreased by $0.3 million, or 6.3%, to $4.8 million in the first 26 weeks of 2002 from $5.1 million in the same period last year as a result of certain assets having been fully depreciated and the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001 which reduced amortization expense by $0.1 million in 2002.

     5. Interest Expense, net. Interest expense, net decreased by $1.4 million, or 17.3%, to $6.7 million in the first 26 weeks of 2002 from $8.1 million in the first 26 weeks of 2001. This decrease reflected lower average daily debt balances in the first 26 weeks of 2002 and lower average interest rates on our credit facility in the first 26 weeks of 2002 versus the first 26 weeks of 2001.

     6. Income Taxes. Provision for income taxes was $7.3 million for the first 26 weeks of 2002 and $3.9 million for the first 26 weeks of 2001. Our effective income tax rate was 41% for the first 26 weeks of 2002 and for the first 26 weeks of 2001. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

     7. Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) EBITDA increased by $6.6 million, or 28.5%, to $29.4 million for the 26 weeks ended June 30, 2002 from $22.8 million for the first 26 weeks ended July 1, 2001. This improvement reflects the positive sales and gross profit results achieved during the first 26 weeks ended June 30, 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash used in operating activities for the first 26 weeks of 2002 and the 26 weeks ended July 1, 2001 was $0.0 million and $3.5 million, respectively. The change between periods primarily reflected higher net income in the 26 weeks ended June 30, 2002 and more efficient management of working capital.

     Capital expenditures for the first 26 weeks of 2002 and the first 26 weeks of 2001 were $2.7 million and $4.5 million, respectively. We expect capital expenditures for the remaining 26 weeks of 2002 will range from $8.0 to $9.0 million, primarily to fund the opening of approximately 14 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $400,000), working capital (approximately $400,000, net of amount financed by vendors through trade payables which is typically one-third) and real estate (leased “built-to-suit” locations).

     Net cash provided by financing activities in the first 26 weeks of 2002 and the first 26 weeks of 2001 was $3.2 million and $17.1 million, respectively. As of June 30, 2002, we had borrowings of $29.4 million and letter of credit commitments of $4.5 million outstanding under our credit facility and $103.3 million of our senior notes outstanding. These balances compared to borrowings of $53.3 million and letter of credit commitments of $4.5 million outstanding under our credit facility and $103.8 million of our senior notes outstanding as of July 1, 2001. In February 2002, we repurchased $0.5 million face value of our senior notes and $2.8 million face value of our parent’s senior discount notes. During the first 26 weeks of 2001, we repurchased $12.5 million face value of our parent’s senior discount notes. We had cash of $5.8 million and $6.2 million at June 30, 2002 and July 1, 2001, respectively.

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

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

					After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

	(in thousands)
Long-term debt	$103,306	$—	$—	$—	$103,306
Operating lease commitments	266,824	33,350	65,135	54,814	113,525
Credit facility	29,365	—	29,365	—	—
Letters of credit	4,474	4,474	—	—	—

Total	$403,969	$37,824	$94,500	$54,814	$216,831

     Long-term debt consists of our senior notes that mature on November 13, 2007. We expect to repay our senior notes by the maturity date using a combination of drawings under our existing or replacement credit facility, expansion of our credit facility or replacement of the credit facility and the issuance of debt or equity securities.

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

     Our credit facility provides for a maximum facility of $125.0 million, subject to certain borrowing base limitations. The credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date commencing with its anniversary date in March 2003. We may terminate the credit facility at any time upon 30 days prior written notice, provided that we were required to pay an early termination fee if we terminated prior to June 30, 2002. We plan to make additional borrowings or pay down the credit facility based on our cash flow requirements. We may re-negotiate our credit facility prior to the expiration date depending on our future capital needs and the availability of alternative sources of financing.

     If we fail to make any required payment under our credit facility or the indenture governing our senior notes or if we otherwise default under these instruments, our debt may be accelerated under these instruments. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections. SFAS No. 145 requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30, which is expected to be rare. SFAS No. 145 will rescind SFAS Statement Nos. 4, 44, 64, amend SFAS Statement No. 13 and make certain technical corrections to other standards. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The adoption of SFAS No. 145 is not expected to have a material impact on our financial condition or results of operations, although it will result in a reclassification of our extraordinary items.

     On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB’s conceptual framework). SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results from operations.

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

FORWARD-LOOKING STATEMENTS

     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, without limitation, the risk factors set forth elsewhere in this report and other risks and uncertainties more fully described in our other filings with the Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Risks Related to Our Business

We are highly leveraged, future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing.

     We have a substantial amount of debt. As of June 30, 2002, the aggregate principal amount of our outstanding indebtedness was approximately $132.8 million. Our highly leveraged financial position means:

•	a substantial portion of our cash flow from operations will be required to service our indebtedness;

•	our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes might be impeded; and

•	we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited.

     If our business declines, our future cash flow might not be sufficient to meet our obligations and commitments.

     If we fail to make any required payment under our credit facility or indenture, our debt may be accelerated under these instruments. In addition, in the event of bankruptcy or insolvency or a material breach of any covenant contained in one of our debt instruments, our debt may be accelerated. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. These alternative strategies might not be effected on satisfactory terms, if at all.

The terms of our debt instruments impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions.

     The terms of our debt instruments impose operating and financial restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create or allow liens, pay dividends, engage in mergers, acquisitions or reorganizations or make specified capital expenditures. For example, our ability to engage in the foregoing transactions will depend upon, among other things, our level of indebtedness at the time of the proposed transaction and whether we are in default under our financing agreements. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us without obtaining consent from our lenders. In addition, our credit facility is secured by a first priority security interest in our trade accounts receivable, merchandise inventories, service marks and trademarks and other general intangible assets, including trade names. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our debt instruments would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

If we are unable to successfully implement our controlled growth strategies or manage our growing business, our future operating results could suffer.

     One of our strategies includes opening profitable stores in new and existing markets. Our ability to successfully implement our growth strategy could be negatively affected by any of the following:

•	suitable sites may not be available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we might not be able to hire and retain qualified store personnel; and

•	we might not have the financial resources necessary to fund our expansion plans.

     In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from our current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from ongoing operations. We face additional challenges in entering new markets, including consumers’ lack of awareness of us, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, our net sales could decrease and our operating costs could increase.

Because our stores are concentrated in the western United States, we are subject to regional risks.

     Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, the increasing cost of electricity and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, inclement weather or other localized conditions such as flooding, earthquakes or electricity blackouts could harm our operations. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our President and Chief Executive Officer, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

Our hardware and software systems are vulnerable to damage that could harm our business.

     Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales information. These systems and our operations are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	power loss, computer systems failures, internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events; and

•	computer viruses.

     Any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 5.4% of our total purchases during the twelve months ended June 30, 2002, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 36.0% of our total purchases during the twelve months ended June 30, 2002. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. We are currently in negotiations to lease an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. In addition, because of limited capacity at the current distribution center, we will need to build a replacement distribution center in the next 15 to 36 months. Any disruption to, or delay in, this process could harm our future operations.

Because two equity owners of a substantial stockholder of our parent company are members of the board of directors of one of our competitors, there may be conflicts of interest.

     Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., holds a significant equity interest in our parent company and also holds an equity interest in Gart

Sports Company, one of our competitors. John G. Danhakl, an executive officer and equity owner of Leonard Green & Partners, L.P., currently serves on our parent company’s board of directors. Jonathan Sokoloff and Jonathan Seiffer, equity owners of Leonard Green & Partners, L.P. and former members of our parent company’s board of directors, currently serve on Gart Sports Company’s board of directors. Mr. Danhakl may have conflicts of interest with respect to certain matters affecting us, including the pursuit of certain business opportunities presented to Leonard Green & Partners, L.P. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

Risks Related to Our Industry

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales.

     In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, electricity power rates, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and profitability could decline.

Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer significantly.

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

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

     The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

•	other traditional sporting goods stores and chains;

•	mass merchandisers, discount stores and department stores, such as Wal-Mart, Kmart, Target, JC Penney and Sears;

•	specialty sporting goods shops and pro shops, such as The Athlete’s Foot and Foot Locker;

•	sporting goods superstores, such as The Sports Authority and Gart Sports Company; and

•	internet retailers.

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

We may incur costs from litigation or increased regulation relating to products that we sell, particularly firearms.

     We sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted against us. If a successful claim were brought against us in excess of our insurance coverage, it could harm our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. In addition, our products are subject to the Federal Consumer Product Safety Act, which empowers the Consumer Product Safety Commission to protect consumers from hazardous sporting goods and other articles. The Consumer Product Safety Commission has the authority to exclude from the market certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and negative publicity that could harm our operating results.

     In addition, we sell firearms and ammunition, products associated with an increased risk of injury and related lawsuits. Sales of firearms and ammunition have historically represented less than 5% of our annual net sales. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearms manufacturers and retailers relating to the misuse of firearms. In addition, in the future there may be increased federal, state or local regulation, including taxation, of the sale of firearms in both our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our net sales and decrease our profitability.

If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory markdowns and lower margins.

     Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. If we fail to identify and respond to these changes, our net sales may decline. In addition, because we often make commitments to purchase products from our vendors up to six months in advance of the proposed delivery, if we misjudge the market for our merchandise, we may over-stock unpopular products and be forced to take inventory markdowns that could have a negative impact on profitability.

Terrorism and the uncertainty of war may harm our operating results.

     The terrorist attacks of September 11, 2001 have had a negative impact on various regions of the United States and on a wide range of industries. The terrorist attacks, as well as the United States’ war on terrorism, may have an unpredictable effect on general economic conditions and may harm our future results of operations. In the future, fears of recession, war and additional acts of terrorism may continue to impact the U.S. economy and could negatively impact our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2002 as compared to the rate at June 30, 2002, our interest expense for 2002 would increase $0.3 million based on the outstanding balance of our credit facility at June 30, 2002. We do not hold any derivative instruments and do not engage in hedging activities.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On August 9, 2001, we received a copy of a complaint filed in the California Superior Court in Los Angeles entitled Mosely, et al., v. Big 5 Corp., Case No. BC255749, alleging violations of the California Labor Code and the Business and Professions Code. This complaint was brought as a purported class action with two subclasses comprised of our California store managers and our California first assistant store managers. The plaintiffs alleged that we improperly classified our store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. On August 1, 2002, the court granted final approval of a joint settlement. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit. Under the terms of the settlement, we agreed to pay $32.46 per week of active employment as store manager from August 8, 1997 through December 31, 2001, the covered period, and $25.50 per week of active employment as first assistant store manager during the covered period to each class member who submits a valid and timely claim form. We also agreed to pay attorneys’ fees, plus costs and expenses, in the amount of $690,000, as well as up to $40,000 for the cost of the settlement administrator. In addition, we agreed to pay the class representatives an additional aggregate amount of $28,500 for their service as named plaintiffs. We admitted no liability or other wrongdoing with respect to the claims set forth in the lawsuit. We recorded a charge of approximately $2.5 million in the fourth quarter of fiscal 2001 to provide for expected payments to the class members as well as legal and other fees associated with the settlement.

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

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Effective as of May 31, 2002, our parent company, the holder of all of our outstanding common stock, approved by written consent a proposal to amend and restate our certificate of incorporation, effective upon the pricing of our parent company’s initial public offering, to, among other things,: (a) reduce the number of our directors to three and (b) eliminate supermajority voting requirements for actions by our board of directors with respect to certain transactions.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Certification of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
10.1	Form of Amended and Restated Employment Agreement between Robert W. Miller and the Registrant(2)
10.2	Form of Amended and Restated Employment Agreement between Steven G. Miller and the Registrant(2)
10.3	Form of Termination Agreement by and among the Registrant, Big 5 Sporting Goods Corporation and Leonard Green & Associates, L.P.(2)
10.4	Letter agreement from The CIT Group/Business Credit, Inc. to the Registrant dated April 17, 1996, amending the Financing Agreement dated March 8, 1996, between the Registrant (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc.(2)
10.5	Letter agreement from The CIT Group/Business Credit, Inc. to the Registrant dated August 11, 1997, amending the Financing Agreement dated March 8, 1996, between the Registrant (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc.(2)
10.6	Seventh Amendment to Financing Agreement, dated April 30, 2002, by and among the Registrant and The CIT Group/Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between the Registrant (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc.(3)
10.7	Letter agreement from The CIT Group/Business Credit, Inc. to the Registrant dated June 13, 2002, under the Financing Agreement dated March 8, 1996, between the Registrant (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc.(3)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002.(1)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002.(1)

(1)	Filed herewith.

(2)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(3)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on June 24, 2002.

              (b)  Reports on Form 8-K

                       None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 CORP., a Delaware corporation

Date: August 14, 2002	By:	/s/ Steven G. Miller

Steven G. Miller President and Chief Executive Officer

Date: August 14, 2002	By:	/s/ Charles P. Kirk

Charles P. Kirk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)