Form 10-Q
period 2002-09-29
BIG 5 CORP /CA/
filed 2002-11-14
CIK 901138

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes ☒ No ☐

     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 1,000 shares of common stock with a par value of $0.01 per share outstanding at November 13, 2002.

BIG 5 CORP.

BIG 5 CORP.

Condensed Balance Sheets
(unaudited)
(dollars in thousands)

	September 29,	December 30,
	2002	2001

Assets
Current assets:
Cash	$5,919	$7,865
Trade and other receivables	4,941	8,229
Merchandise inventories	171,130	163,680
Prepaid expenses	2,080	1,469

Total current assets	184,070	181,243

Net property and equipment	41,429	42,650
Deferred income taxes, net	7,440	7,440
Leasehold interest	6,267	7,600
Other assets, at cost	14,990	13,219
Goodwill	4,433	4,433

	$258,629	$256,585

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$56,583	$62,308
Accrued expenses	45,875	51,900

Total current liabilities	102,458	114,208

Deferred rent	7,952	7,791
Long-term debt	147,985	128,806

Total liabilities	258,395	250,805

Commitments and contingencies:
Stockholder’s equity:
Common stock, $.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	40,639	40,639
Accumulated deficit	(40,405)	(34,859)

Total stockholder’s equity	234	5,780

	$258,629	$256,585

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Condensed Statements of Operations
(unaudited)
(dollars in thousands)

	13 Weeks Ended		39 Weeks Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Net sales	$170,913	$158,085	$490,749	$452,721
Cost of goods sold, buying and occupancy	111,806	105,129	317,002	298,322

Gross profit	59,107	52,956	173,747	154,399

Operating expenses:
Selling and administration	44,009	40,795	129,296	119,392
Depreciation and amortization	2,335	2,364	7,157	7,507

Total operating expenses	46,344	43,159	136,453	126,899

Operating income	12,763	9,797	37,294	27,500
Interest expense, net	3,485	3,733	10,195	11,847

Income before income taxes	9,278	6,064	27,099	15,653
Income taxes	3,804	2,487	11,111	6,419

Income before extraordinary gain	5,474	3,577	15,988	9,234
Extraordinary gain from early extinguishment of debt, net of income tax	—	—	1	—

Net income	$5,474	$3,577	$15,989	$9,234

See accompanying notes to condensed financial statements.

BIG 5 CORP.

Condensed Statement of Cash Flows
(unaudited)
(dollars in thousands)

	39 Weeks Ended

	September 29,	September 30,
	2002	2001

Cash flows from operating activities:
Net income	$15,989	$9,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,157	7,507
Amortization of deferred finance charge and discounts	524	(118)
Loss on disposal of equipment and leasehold interest	6	32
Change in assets and liabilities:
Merchandise inventories	(7,450)	(3,549)
Trade accounts receivable, net	3,288	3,593
Prepaid expenses and other assets	(195)	(574)
Accounts payable	(2,736)	(4,701)
Accrued income taxes	(2,013)	(2,044)
Accrued expenses	(1,547)	(6,556)
Legal settlement	(2,465)	—

Net cash provided by operating activities	10,558	2,824

Cash flows from investing activities:
Purchase of property and equipment	(4,447)	(6,930)
Purchase of parent senior discount notes	(2,535)	(6,688)
Loan to parent	(2,691)	—

Net cash used in investing activities	(9,673)	(13,618)

Cash flows from financing activities:
Dividend to parent	(19,000)	—
Net borrowings under revolving credit facilities, and other	16,669	9,798
Repurchase of senior notes	(500)	—

Net cash provided by (used in) financing activities	(2,831)	9,798

Net decrease in cash	(1,946)	(996)

Cash at beginning of period	$7,865	$3,753

Cash at end of period	5,919	2,757

BIG 5 CORP.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 265 stores at September 29, 2002 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are wholly owned by Big 5 Sporting Goods Corporation, our parent company.

     In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) the financial position as of September 29, 2002 and December 30, 2001 and the results of operations and cash flows for the periods ended September 29, 2002 and September 30, 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(2) Reclassifications

     Certain prior year balances in the accompanying condensed financial statements have been reclassified to conform to current year presentation.

(3) Goodwill and Other Intangible Assets

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

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of December 31, 2001. There was no cumulative effect of a change in accounting principle upon adoption, as there was deemed to be no impairment in the carrying value of goodwill or other identifiable intangibles.

     The following adjusts reported net income to exclude goodwill amortization:

(dollars in thousands)

	13 weeks ended		39 weeks ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Reported net income	$5,474	$3,577	$15,989	$9,234
Goodwill amortization, net of tax	—	36	—	109

Adjusted net income	$5,474	$3,613	$15,989	$9,343

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

(4) Related Party Transactions

     During the 39 weeks ended September 29, 2002, we, on behalf of our parent company, repurchased $2.5 million ($2.8 million face value) of our parent company’s senior discount notes due 2008. Subsequent to this purchase, amounts due from our parent company were forgiven, resulting in a non-cash dividend to our parent company of $2.5 million.

     In June 2002, our parent initiated an initial public offering. In conjunction with the initial public offering we borrowed $19 million under our revolving line of credit on behalf of our parent. Our board of directors then resolved to issue a $19 million cash dividend to our parent in order for our parent to complete certain transactions related to the initial public offering. We also loaned $2.7 million to our parent during the 39 weeks ended September 29, 2002 to pay for certain expenses associated with the initial public offering. No interest was charged on amounts due from our parent.

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

Valuation of Inventory

     We value our inventories at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (FIFO) method. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and based on this evaluation, has recorded adjustments to cost of goods sold for estimated decreases in value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. Based on these factors, we have recorded valuation allowances to value inventory at our best estimate of lower of cost or market.

Valuation of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are not aware of any events or changes in circumstances that would indicate to us that our long-lived assets would require an impairment adjustment at this time.

RESULTS OF OPERATIONS

     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended September 29, 2002 Compared to 13 Weeks Ended September 30, 2001

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended

	September 29, 2002		September 30, 2001

	(unaudited)
	(dollars in thousands)
Net sales	$170,913	100.0%	$158,085	100.0%
Cost of sales	111,806	65.4	105,129	66.5

Gross profit	59,107	34.6	52,956	33.5

Operating expenses:
Selling and administrative	44,009	25.7	40,795	25.8
Depreciation and amortization	2,335	1.4	2,364	1.5

Total operating expense	46,344	27.1	43,159	27.3

Operating income	12,763	7.5	9,797	6.2
Interest expense, net	3,485	2.1	3,733	2.4

Income before income tax expense	9,278	5.4	6,064	3.8
Income tax expense	3,804	2.2	2,487	1.6

Net income	$5,474	3.2%	$3,577	2.2%

EBITDA (a)	$15,098	8.8%	$12,161	7.7%

(a)	EBITDA is net income before interest, taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles, or GAAP. Although EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, we understand that EBITDA is widely used by financial analysts as a measure of financial performance. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     1. Net Sales. Net sales increased by $12.8 million, or 8.1%, to $170.9 million in the 13 weeks ended September 29, 2002 from $158.1 million in the same period last year. This growth reflected an increase of $8.4 million in same store sales and an increase of $4.8 million in new store sales, which reflected the opening of 14 new stores since July 1, 2001. The remaining variance was attributable to net sales from closed stores. Same store sales increased 5.3% in the 13 weeks ended September 29, 2002 versus the same period last year, representing the twenty-seventh consecutive quarterly increase in same store sales over comparable prior periods. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of the 13 weeks ended September 29, 2002 was 265 versus 253 at the end of the 13 weeks ended

September 30, 2001. We opened four new stores in the 13 weeks ended September 29, 2002 and two new stores in the 13 weeks ended September 30, 2001. We expect to open approximately 9 to 10 new stores during the remaining 13 weeks of fiscal 2002.

     2. Gross Profit. Gross profit increased by $6.1 million, or 11.6%, to $59.1 million in the 13 weeks ended September 29, 2002 from $53.0 million in the same period last year. Gross profit margin was 34.6% in the 13 weeks ended September 29, 2002 compared to 33.5% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories, including favorable comparisons throughout our footwear and apparel categories. Improvement in our skate category after the sale of excess scooter inventory in last year’s period was the primary factor resulting in improved margins in our hardgoods categories.

     3. Selling and Administrative. Selling and administrative expenses increased by $3.2 million, or 7.9%, to $44.0 million in the 13 weeks ended September 29, 2002 from $40.8 million in the same period last year. The increase was primarily due to a $2.4 million increase in store related expenses primarily resulting from supporting increased sales, new store openings and increased employee health benefit costs. Another factor impacting the increase was higher insurance related costs of $0.2 million primarily related to increased directors and officers insurance premiums after our parent’s initial public offering. When measured as a percentage of net sales, selling and administrative expenses were 25.7% for the 13 weeks ended September 29, 2002 compared to 25.8% for the same period last year.

     4. Depreciation and Amortization. Depreciation and amortization expense decreased by $0.1 million, or 1.2%, to $2.3 million in the 13 weeks ended September 29, 2002 from $2.4 million in the same period last year as a result of certain assets having been fully depreciated and the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001, which reduced amortization expense by $0.1 million in 2002.

     5. Interest Expense, net. Interest expense, net decreased by $0.2 million, or 6.6%, to $3.5 million in the 13 weeks ended September 29, 2002 from $3.7 million in the same period last year. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in the 13 weeks ended September 29, 2002 versus the 13 weeks ended September 30, 2001.

     6. Income Taxes. Provision for income taxes was $3.8 million for the 13 weeks ended September 29, 2002 and $2.5 million for the 13 weeks ended September 30, 2001. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

     7. Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) EBITDA increased by $2.9 million, or 24.2%, to $15.1 million for the 13 weeks ended September 29, 2002 from $12.2 million for the 13 weeks ended September 30, 2001. This improvement reflects the positive sales and gross profit results achieved during the 13 weeks ended September 29, 2002.

39 Weeks Ended September 29, 2002 Compared to 39 Weeks Ended September 30, 2001

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	39 Weeks Ended

	September 29, 2002		September 30, 2001

	(unaudited)
	(dollars in thousands)
Net sales	$490,749	100.0%	$452,721	100.0%
Cost of sales	317,002	64.6	298,322	65.9

Gross profit	173,747	35.4	154,399	34.1

Operating expenses:
Selling and administrative	129,296	26.3	119,392	26.4
Depreciation and amortization	7,157	1.5	7,507	1.7

Total operating expense	136,453	27.8	126,899	28.1

Operating income	37,294	7.6	27,500	6.1
Interest expense, net	10,195	2.1	11,847	2.6

Income before income tax expense	27,099	5.5	15,653	3.5
Income tax expense	11,111	2.3	6,419	1.4

Income before extraordinary gain	15,988	3.3	9,234	2.1
Extraordinary gain from early extinguishment of debt, net of income taxes	1	0.0	—	0.0

Net income	$15,989	3.3%	$9,234	2.1%

EBITDA (a)	$44,451	9.1%	$35,007	7.7%

(a)	EBITDA is net income before interest, taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles, or GAAP. Although EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, we understand that EBITDA is widely used by financial analysts as a measure of financial performance. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     1. Net Sales. Net sales increased by $38.0 million, or 8.4%, to $490.7 million in the first 39 weeks of 2002 from $452.7 million in the first 39 weeks of 2001. This growth reflected an increase of $23.7 million in same store sales and an increase of $17.2 million in new store sales, which reflected the opening of five new stores during the first 39 weeks of 2002 and 15 new stores in fiscal 2001. The remaining variance was attributable to net sales from closed stores. Same store sales increased 5.4% in the first 39 weeks of 2002 versus the first 39 weeks of 2001. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of the first 39 weeks of 2002 was 265 versus 253 at the end of the first 39 weeks of

2001. We opened five new stores in the first 39 weeks of 2002 and eight new stores, four of which were replacement stores, in the 39 weeks ended September 30, 2001. We expect to open approximately 9 to 10 new stores during the remaining 39 weeks of fiscal 2002.

     2. Gross Profit. Gross profit increased by $19.3 million, or 12.5%, to $173.7 million in the first 39 weeks of 2002 from $154.4 million in the 39 weeks ended September 30, 2001. Gross profit margin was 35.4% in the first 39 weeks of 2002 compared to 34.1% in the 39 weeks ended September 30, 2001. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories, including favorable comparisons throughout our footwear and apparel categories (including strong winter apparel margins in the first quarter). Improved margins in our winter related hardgoods categories, as well as improvement in our skate category after the sale of excess scooter inventory in last year’s period were the primary factors resulting in improved margins in our hardgoods categories.

     3. Selling and Administrative. Selling and administrative expenses increased by $9.9 million, or 8.3%, to $129.3 million in the first 39 weeks of 2002 from $119.4 million in the first 39 weeks of 2001. The increase was primarily due to a $6.6 million increase in store related expenses associated with supporting increased sales, new store openings, increased employee health benefit costs and increased expenses due to electric utility rate increases in our California markets. Other factors impacting the increase included an increase of $1.8 million in advertising costs that resulted primarily from advertising expenditures for the five new stores opened in the first 39 weeks of 2002 and the 15 new stores opened in fiscal 2001 and higher insurance related costs of $0.3 million primarily related to increased directors and officers insurance premiums after our parent’s initial public offering. When measured as a percentage of net sales, selling and administrative expenses were 26.3% for the first 39 weeks of 2002 and 26.4% for the same period last year.

     4. Depreciation and Amortization. Depreciation and amortization expense decreased by $0.3 million, or 4.7%, to $7.2 million in the first 39 weeks of 2002 from $7.5 million in the same period last year as a result of certain assets having been fully depreciated and the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001, which reduced amortization expense by $0.2 million in 2002.

     5. Interest Expense, net. Interest expense, net decreased by $1.6 million, or 13.9%, to $10.2 million in the first 39 weeks of 2002 from $11.8 million in the first 39 weeks of 2001. This decrease reflected lower average daily debt balances in the first 39 weeks of 2002 and lower average interest rates on our credit facility in the first 39 weeks of 2002 versus the first 39 weeks of 2001.

     6. Income Taxes. Provision for income taxes was $11.1 million for the first 39 weeks of 2002 and $6.4 million for the first 39 weeks of 2001. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

     7. Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) EBITDA increased by $9.5 million, or 27.0%, to $44.5 million for the 39 weeks ended September 29, 2002 from $35.0 million for the first 39 weeks ended September 30, 2001.

This improvement reflects the positive sales and gross profit results achieved during the first 39 weeks ended September 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities for the first 39 weeks of 2002 and the 39 weeks ended September 30, 2001 was $10.6 million and $2.8 million, respectively. The change between periods primarily reflected higher net income in the 39 weeks ended September 29, 2002 and more efficient management of working capital.

     Capital expenditures for the first 39 weeks of 2002 and the first 39 weeks of 2001 were $4.4 million and $6.9 million, respectively. We expect capital expenditures for the remaining 13 weeks of 2002 will range from $6.0 to $7.0 million, primarily to fund the opening of approximately 9 to 10 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $400,000), working capital (approximately $400,000, net of amount financed by vendors through trade payables, which is typically one-third) and real estate (leased “built-to-suit” locations).

     Net cash used in other investing activities of $5.2 million and $6.7 million during the 39 weeks ended September 29, 2002 and September 30, 2001, respectively, related to the purchase of our parent company’s senior discount notes and other amounts loaned to our parent in conjunction with its initial public offering.

     Net cash provided by financing activities in the first 39 weeks of 2002 and the first 39 weeks of 2001 was $2.8 million and $9.8 million, respectively. As of September 29, 2002, we had borrowings of $44.7 million and letter of credit commitments of $7.9 million outstanding under our credit facility and $103.3 million of our senior notes outstanding. These balances compared to borrowings of $46.7 million and letter of credit commitments of $6.2 million outstanding under our credit facility and $103.8 million of our senior notes outstanding as of September 30, 2001. In July 2002, we distributed approximately $19.0 million to our parent, funded by a draw under our line of credit, which funds were used by our parent, along with net proceeds from our parent’s initial public offering and subsequent exercise of the underwriters’ over-allotment option to redeem in full our parent’s senior discount notes, redeem in full our parent’s redeemable preferred stock, repurchase common stock from our non-executive employees and pay special bonuses to our executive officers and directors. In February 2002, we repurchased $0.5 million face value of our senior notes and $2.8 million face value of our parent’s then outstanding senior discount notes. During the first 39 weeks of 2001, we repurchased $12.5 million face value of our parent’s senior discount notes. We had cash of $5.9 million and $2.8 million at September 29, 2002 and

September 30, 2001, respectively. Subsequent to September 29, 2002, we repurchased $0.5 million of our senior notes.

     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled payments under debt obligations for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See the risk factors that begin on page 16.

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

				4-5	After 5
	Total	1 Year	1-3 Years	Years	Years

	(in thousands)
Long-term debt	$103,327	$—	$—	$—	$103,327
Operating lease commitments	266,824	33,350	65,135	54,814	113,525
Credit facility	44,658	—	44,658	—	—
Letters of credit	7,857	7,857	—	—	—

Total	$422,666	$41,207	$109,793	$54,814	$216,852

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

     Our credit facility provides for a maximum facility of $125.0 million, subject to certain borrowing base limitations. The credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date commencing with its anniversary date in March 2003. We may terminate the credit facility at any time upon 30 days prior written notice. We plan to make additional borrowings or pay down the credit facility based on our cash flow requirements. Our available borrowing capacity at September 29, 2002 was $51.6 million. We may re-negotiate our credit facility prior to the expiration date depending on our future capital needs and the availability of alternative sources of financing.

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

     In July 2002, the FASB issued Statement No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement will rescind EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No.146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, the Statement affirms the Financial Accounting Standards Board’s view that fair value is the most relevant and faithful representation of the economics of a transaction. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Earlier application is encouraged. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

     We have a substantial amount of debt. As of September 29, 2002, the aggregate principal amount of our outstanding indebtedness was approximately $148.0 million. Our highly leveraged financial position means:

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

If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

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

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 5.0% of our total purchases during the twelve months ended September 29, 2002, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 36.0% of our total purchases during the twelve months ended September 29, 2002. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. In August 2002, we entered into a two year lease for an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. In addition, because of limited capacity at the current distribution center, we will need to build a replacement distribution center in the next 12 to 36 months. Any disruption to, or delay in, this process could harm our future operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2002 as compared to the rate at September 29, 2002, our interest expense for 2002 would increase $0.4 million based on the outstanding balance of our credit facility at September 29, 2002. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission, and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In October 2002, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our October 2002 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number	Description of Document

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

     (b)  Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 CORP., a Delaware corporation

Date: November 13, 2002	By:	/s/ Steven G. Miller
Steven G. Miller President and Chief Executive Officer

Date: November 13, 2002	By:	/s/ Charles P. Kirk
Charles P. Kirk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

§ 302 CERTIFICATION

I, Steven G. Miller, President and Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Big 5 Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Steven G. Miller Steven G. Miller President and Chief Executive Officer

§ 302 CERTIFICATION

I, Charles P. Kirk , Senior Vice President and Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Big 5 Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Charles P. Kirk Charles P. Kirk Senior Vice President & Chief Financial Officer