Form 10-K
period 2002-12-29
BIG 5 CORP /CA/
filed 2003-03-31
CIK 901138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from        to

Commission File Number: 333-43129

BIG 5 CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-1854273

(State of Incorporation)	(I.R.S. Employer Identification Number)

2525 East El Segundo Boulevard El Segundo, California	90245

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 536-0611

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 on Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

     The registrant’s voting stock is wholly owned by Big 5 Sporting Goods Corporation, a Delaware corporation, and is not publicly traded.

     There were 1,000 shares of common stock with a par value of $0.01 per share outstanding at March 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

The registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

PART I

ITEM 1: BUSINESS

General

     We are the leading sporting goods retailer in the western United States, operating 275 stores in 10 states under the “Big 5 Sporting Goods” name at December 29, 2002. We provide a full-line product offering of over 25,000 stock keeping units in a traditional sporting goods store format that averages 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

     We believe that over the past 48 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, adidas, New Balance, Wilson, Spalding and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchased through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

     Robert W. Miller co-founded our company in 1955 with the establishment of five retail locations in California. We sold World War II surplus items until 1963, when we began focusing exclusively on sporting goods and changed our trade name to “Big 5 Sporting Goods.” In 1971, we were acquired by Thrifty Corporation, which was subsequently purchased by Pacific Enterprises. In 1992, management bought our company in conjunction with Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P. In 1997, Robert W. Miller, Steven G. Miller and Green Equity Investors, L.P. recapitalized our company so that the majority of our common stock would be owned by our management and employees.

     Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to generate consistent, profitable growth. As of December 29, 2002, we have realized 28 consecutive quarterly increases in same store sales over comparable prior periods. All but one of our stores has generated positive store-level operating profit in each of the past five fiscal years. In fiscal 2002, we generated net sales of $667.5 million and operating income of $55.8 million. For the past five fiscal years ended December 29, 2002, our net sales and operating income increased at compounded annual growth rates of 8.5% and 16.2%, respectively. We believe our success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based execution-driven operating philosophy, a controlled growth strategy and a proven business model.

     In June 2002, our parent, Big 5 Sporting Goods Corporation, completed an initial public offering of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In July 2002, the underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with distributions from us from borrowings under our credit facility, our parent redeemed all of its outstanding senior discount notes and preferred stock, paid bonuses to executive officers and directors which were funded by a reduction in the redemption price of our parent’s preferred stock and repurchased 0.5 million shares of its common stock from non-executive employees.

     We were incorporated in Delaware on October 27, 1997 and are a wholly owned subsidiary of Big 5 Sporting Goods Corporation.

Expansion and Store Development

     Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within and beyond California has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 72 stores, an average of 14 new stores annually, of which 74% were outside of California. The following table illustrates the results of our expansion program during the periods indicated:

		Other		Stores	Stores	Number of Stores
Year	California	Markets	Total	Relocated	Closed	at Period End

1998	3	9	12	(1)	—	221
1999	3	12	15	(1)	(1)	234
2000	5	10	15	—	—	249
2001	3	12	15	(4)	—	260
2002	6	9	15	—	—	275

     Our format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 60,000 people. Our format differentiates us from superstores that typically average over 35,000 square feet compared to our average of 11,000 square feet per store, require larger target markets, are more expensive to operate and require higher net sales per store for profitability.

     New store openings represent attractive investment opportunities due to the relatively low investment required and the relatively short time in which our stores become profitable. Our store format requires investments of approximately $400,000 in fixtures and equipment and approximately $400,000 in net working capital with limited pre-opening and real estate expenses due to our leased locations built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores. Based on our operating experience, a new store typically achieves store-level return on investment of approximately 35% in its first full fiscal year of operation.

     Our in-house store development personnel, who have opened an average of 13 stores during each of the past 10 fiscal years, analyze new store locations with the assistance of real estate firms that specialize in retail properties. We have identified numerous expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles. We opened 15 new stores in fiscal 2002 and expect to open 16 to 20 new stores in fiscal 2003.

Management Experience

     We believe the experience, commitment and tenure of our professional staff drives our superior execution and strong operating performance and gives us a substantial competitive advantage. The table below describes the tenure of our professional staff in some of our key functional areas:

	Number of	Average Number
	Employees	of Years With Us

Senior Management	7	29
Vice Presidents	8	22
Buyers	14	18
Store District / Division Supervisors	31	18
Store Managers	275	9

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

     The following table illustrates our mix of hard goods, which are durable items such as fishing rods and golf clubs, and soft goods, which are non-durable items such as shirts and shoes, as a percentage of net sales:

	Fiscal Year

	1999	2000	2001	2002

Soft Goods
Athletic and sport apparel	15.6%	16.2%	16.5%	15.9%
Athletic and sport footwear	31.3	29.8	30.3	30.8

Total soft goods	46.9	46.0	46.8	46.7
Hard goods	53.1	54.0	53.2	53.3

Total	100.0%	100.0%	100.0%	100.0%

     We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Crosman	Icon (Proform)	Rawlings	Shimano
Asics	Easton	JanSport	Razor	Spalding
Bausch & Lomb	Everlast	K2	Reebok	Speedo
Browning	Fila	Lifetime	Remington	Timex
Bushnell	Footjoy	Mizuno	Rockport	Titleist
Casio	Franklin	New Balance	Rollerblade	Wilson
Coleman	Head	Nike	Russell Athletic	Winchester
Columbia	Hillerich & Bradsby	Prince	Saucony	Zebco

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

     Through our 48 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. In terms of category selection, we believe our merchandise offering compares favorably to our competitors, including the superstores. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

     Our 14 buyers, who average 18 years of experience with us, work closely with senior management to determine the product selection, promotion and pricing of our merchandise mix. Management utilizes an integrated merchandising, distribution, point-of-sale and financial information system to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising

     Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes the weekly distribution of over 13 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name Big 5 Sporting Goods.

     We use our professional in-house advertising staff rather than an outside advertising agency to generate our advertisements, including design, layout, production and media management. Our in-house advertising department provides management the flexibility to react quickly to merchandise trends and to maximize the effectiveness of our weekly inserts and mailers. We are able to effectively target different population zones for our advertising expenditures. We place inserts in over 150 newspapers throughout our markets, supplemented in many areas by mailer distributions to create market saturation.

Vendor Relationships

     We have developed strong vendor relationships over the past 48 years. In fiscal 2002, no single vendor represented greater than 5.5% of total purchases. We believe current relationships with our vendors are good. We benefit from the long-term working relationships that our senior management and our buyers have carefully nurtured throughout our history.

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

Distribution

     We maintain a 440,000 square foot leased distribution center in Fontana, California that services all of our stores. The distribution center is fully integrated with our management information systems that provide warehousing and distribution capabilities. The distribution center was constructed in 1990 and warehouses the majority of the merchandise carried in our stores. We estimate that 98% of all store merchandise is received from this distribution center. We distribute merchandise from the distribution center to our stores at least once a week, Monday through Saturday, using a fleet of 32 leased and two owned tractors, and 12 leased and 68 owned trailers, as well as contract carriers. Our lease for the distribution center has an initial term that expires in 2006 and includes three additional five-year renewal options. In August 2002, we leased an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. Based on our expected net sales and store growth, we plan to replace our existing distribution center during the next 18 to 24 months at a cost of approximately $10 million.

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

     Sporting Goods Superstores. Stores in this category typically are larger than 35,000 square feet and tend to be freestanding locations. These stores emphasize high volume sales and a large number of stock keeping units. Examples include The Sports Authority, Sport Chalet and Gart Sports Company. The Sports Authority and Gart Sports Company recently announced that they have entered into a merger agreement and that the merger is expected to close in the third calendar quarter of 2003.

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

Employees

     We manage our stores through regional, district and store-based personnel. Our senior vice president of store operations has general oversight responsibility for all of our stores. Field supervision is led by five regional supervisors who report directly to the vice president of store operations and who oversee 26 district supervisors. The district supervisors are each responsible for an average of 11 stores. Each of our stores has a store manager who is responsible for all aspects of store operations and who reports directly to a district supervisor. In addition, each store has at least two assistant managers, at least one full-time cashier, at least one management trainee and a complement of full and part-time associates.

     As of February 23, 2003, we had approximately 6,327 full and part-time employees. The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, currently represents 472 hourly employees in our distribution center and some of our retail personnel in our stores. In September 2000, we negotiated two contracts with Local 578 covering these employees. These contracts expire on August 31, 2005. We have not had a strike or work stoppage in the last 22 years. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that our employee relations are good.

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

     We also provide unique opportunities for our employees to gain knowledge about our products. These opportunities include “hands-on” training seminars and a sporting goods product expo. At the sporting goods product expo, our vendors set up booths where full–time store employees from every store receive intensive training on the products we carry. We believe this event is a successful program for both training and motivating our employees.

Description of Service Marks and Trademarks

     We use the Big 5 name as a service mark in connection with our business operations and have registered this name as a federal service mark. This service mark is due for renewal in 2005. We have also registered Court Casuals, Golden Bear, Pacifica and Rugged Exposure as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2004 to 2008.

ITEM 2: PROPERTIES

Properties

     We lease all but one of our 275 store sites. Most of our long-term leases contain fixed-price renewal options and the average lease expiration term of our existing leases, taking into account renewal options, is approximately 20 years. Of the 274 store leases we have, only 13 are due to expire in the next five years without renewal options.

Our Stores

     Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average 11,000 square feet. Our typical store is located in either free-standing street locations or multi-store shopping centers. Our numerous convenient locations and store format encourage frequent customer visits. In fiscal 2002, we processed approximately 20.8 million sales transactions and our average transaction size was approximately $32.

     Our store format has resulted in productivity levels that we believe are among the highest of any full-time sporting goods retailer, with net sales per gross square foot of approximately $227 for fiscal 2002. Our high net sales per square foot combined with our efficient store-level operations and low store maintenance costs allow us to generate consistently strong store-level returns. All but one of our stores open at least one year have generated positive store-level operating profit in each of the past five fiscal years. In addition, we have never needed to close a store due to poor performance. The following table details our store locations as of March 31, 2003.

	Year	Number	Percentage of Total
Regions	Entered	of Stores	Number of Stores

California:
Southern California	1955	89	32.4%
Northern California	1971	76	27.6

Total California		165	60.0
Washington	1984	33	12.0
Arizona	1993	18	6.6
Oregon	1995	16	5.8
Texas	1995	10	3.6
New Mexico	1995	9	3.3
Nevada	1978	8	2.9
Utah	1998	8	2.9
Idaho	1993	6	2.2
Colorado	2001	2	0.7

Total		275	100.0%

ITEM 3: LEGAL PROCEEDINGS

     We are from time to time involved in routine litigation incidental to the conduct of our business. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate under generally accepted accounting principles for such litigation matters. We believe no litigation currently pending against us will have a material adverse effect on our business, financial position or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information required by this Item is omitted pursuant to General Instruction I 1(a) and (b).

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     We are a wholly owned subsidiary of Big 5 Sporting Goods Corporation. Our parent’s common stock, $0.01 par value per share, has traded on the Nasdaq National Market under the symbol “BGFV” since June 25, 2002.

     The agreement governing our credit facility and the indenture governing our senior notes impose restrictions on our ability to declare or pay dividends on our common stock, other than to enable our parent to pay operating and overhead expenses and certain other limited types of expenses. For example, our ability to pay dividends or make other distributions depends upon, among other things, our level of indebtedness at the time of the proposed dividend or distribution, whether we are in default under our financing agreements and the amount of dividends or distributions made in the past. Our ability to pay dividends or make other distributions also will depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

     We do not have any securities authorized for issuance under equity compensation plans.

ITEM 6: SELECTED FINANCIAL AND OTHER DATA

     The selected data presented below under the captions “Statements of Operations Data” and “Balance Sheet Data” for, and as of the end of the fiscal years ended January 3, 1999, January 2, 2000, December 31, 2000, December 30, 2001 and December 29, 2002 are derived from our audited financial statements, which financial statements have been audited by KPMG, LLP, independent auditors. The financial statements as of December 30, 2001 and December 29, 2002 and for each of the years ended December 31, 2000, December 30, 2001 and December 29, 2002 and the report thereon are included elsewhere in this report. The information presented below under the captions “Store Data” and “Other Financial Data” is unaudited. You should read the following tables in conjunction with the financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year (1)

	1998	1999	2000	2001	2002

	(dollar amounts in thousands)
Statement of Operations Data:
Net sales	$491,430	$514,324	$571,476	$622,481	$667,469
Cost of goods sold, buying and occupancy	330,243	341,852	377,040	407,679	429,858

Gross profit	161,187	172,472	194,436	214,802	237,611
Operating expenses:
Selling and administrative	121,643	130,833	144,323	159,667	171,801
Litigation settlement	—	—	—	2,515	—
Depreciation and amortization	8,890	9,479	9,340	10,031	9,966

Total operating expenses	130,533	140,312	153,663	172,213	181,767

Operating income	30,654	32,160	40,773	42,589	55,844
Interest expense, net	19,285	17,461	17,035	15,541	13,720

Income before income taxes and extraordinary gain (loss)	11,369	14,699	23,738	27,048	42,124
Income taxes	4,604	5,829	9,438	10,922	16,512

Income before extraordinary gain (loss)	6,765	8,870	14,300	16,126	25,612
Extraordinary gain (loss) from early extinguishment of debt, net of income taxes (2)	—	(396)	87	—	5

Net income	$6,765	$8,474	$14,387	$16,126	$25,617

	Fiscal Year (1)

	1998	1999	2000	2001	2002

		(dollar amounts in thousands)
Store Data:
Same store sales increase (3)	5.2%	2.0%	6.6%	4.9%	4.0%
Net sales per gross square foot (4)	$206	$203	$217	$224	$227
End of period stores	221	234	249	260	275
Average net sales per store (5)	$2,313	$2,285	$2,405	$2,448	$2,541
Other Financial Data:
Gross margin	32.8%	33.5%	34.0%	34.5%	35.6%
Capital expenditures	$8,500	$13,075	$11,602	$10,510	$10,207
Inventory turns (6)	2.1	2.1	2.2	2.4	2.5
Balance Sheet Data:
Cash and cash equivalents	—	$5,091	$3,753	$7,865	$8,560
Working capital (7)	$67,625	$72,081	$70,503	$67,035	$62,907
Total assets (8)	$225,225	$238,437	$257,125	$257,940	$271,192
Total debt	$151,352	$151,309	$141,089	$128,806	$125,131
Stockholders’ equity (deficit) (8)	$(29,826)	$(19,994)	$(5,607)	$3,831	$7,911

(Notes to table on previous page and this page)

(1)	Our fiscal year is the 52 or 53-week year reporting period ending on the Sunday closest to the calendar year end. Fiscal 1998 consisted of 53 weeks as compared to 52 weeks for each of fiscal years 1999, 2000, 2001 and 2002.

(2)	See “Management’s Discussion and Analysis of Financial condition and Results of Operations – Impact of New Accounting Pronouncements –SFAS No. 145.”

(3)	Same store sales data for a fiscal year reflects stores open throughout that fiscal year and the prior fiscal year.

(4)	Net sales per gross square foot is calculated by dividing net sales for stores open the entire period by the total gross square footage for those stores.

(5)	Average net sales per store is calculated by dividing net sales for stores open the entire period by total store count for stores open the entire period.

(6)	Inventory turns equal fiscal year cost of goods sold, buying and occupancy costs divided by fiscal year four-quarter average FIFO (first in, first out) inventory balances.

(7)	Working capital is defined as current assets less current liabilities.

(8)	Total assets and stockholders’ equity (deficit) have been restated for the fiscal years 1998, 1999, 2000 and 2001 as a result of matters discussed in note 14 to the financial statements.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Throughout this section, our fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002 are referred to as 2000, 2001 and 2002, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2000, fiscal 2001 and fiscal 2002 should be read in conjunction with the financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business includes forward-looking statements that involve risk and uncertainties. You should review the “Risk Factors” set forth elsewhere in this report for a discussion of important factors that could cause actual results described in or implied by the forward-looking statements contained herein.

Overview

     We are the leading sporting goods retailer in the western United States, operating 275 stores in 10 states under the name “Big 5 Sporting Goods.” We provide a full-line product offering of over 25,000 stock keeping units in a traditional sporting goods store format that averages 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. We believe over the past 48 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that delivers consistent value on quality merchandise.

     Throughout our 48 year history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	Fiscal Year

	2000	2001	2002

Big 5 Sporting Goods stores
Beginning of period	234	249	260
New stores (1)	15	15	15
Stores relocated	—	(4)	—
Stores closed	—	—	—

End of Period	249	260	275

(1)	Stores that are relocated during any period are classified as new stores.

Basis of Reporting

     Net Sales

     Net sales consist of sales from all stores operated during the period presented, net of merchandise returns. Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period. New store sales for a period reflect net sales from stores opened in that period as well as net sales from stores opened during the prior fiscal year. Stores that are relocated during any period are treated as new stores.

     Gross Profit

     Gross profit is comprised of net sales less all costs of sales, including the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for our buying personnel and store and corporate office occupancy costs. Store and corporate office occupancy costs include rent, contingent rents, common area maintenance, real estate property taxes and property insurance.

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

     Depreciation and Amortization

     Depreciation and amortization consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us, amortization of leasehold interest and goodwill (for periods prior to fiscal 2002) and non-cash rent expense.

Discussion of Critical Accounting Policies

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition.

     Valuation of Inventory

     We value our inventories at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (FIFO) method. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for estimated decreases in inventory value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be inaccurate at this time.

     Valuation of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are not aware of any events or changes in circumstances that would indicate to us that our long-lived assets are impaired or that would require an impairment consideration at this time.

Results of Operations

     The following table sets forth selected items from our statements of operations as a percentage of our net sales for the periods indicated:

	Fiscal Year

	2000	2001	2002

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Costs of sales	66.0	65.5	64.4

Gross profit	34.0	34.5	35.6
Selling and administrative	25.3	25.7	25.7
Litigation settlement	—	0.4	—
Depreciation and amortization	1.6	1.6	1.5

Operating income	7.1	6.8	8.4
Interest expense, net	2.9	2.5	2.1

Income before income tax expense	4.2	4.3	6.3
Income tax expense	1.7	1.7	2.5
Extraordinary gain (loss)	—	—	—

Net income	2.5	2.6	3.8

Fiscal 2002 Compared to Fiscal 2001

     Net Sales. Net sales increased by $45.0 million, or 7.2%, to $667.5 million in fiscal 2002 from $622.5 million in fiscal 2001. This growth reflected an increase of $24.0 million in same store sales and an increase of $23.8 million in new store sales, which reflected the opening of 15 new stores during each of fiscal 2002 and fiscal 2001. The remaining variance was attributable to net sales from relocated stores. Same store sales increased 4.0% for fiscal 2002 versus fiscal 2001. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of fiscal 2002 was 275 versus 260 at the end of fiscal 2001 as we opened 15 new stores. We achieved positive same store sales of 0.4% during the fourth quarter of fiscal 2002, representing the twenty-eighth consecutive quarter of positive quarterly same store sales results.

     Gross Profit. Gross profit increased by $22.8 million, or 10.6%, to $237.6 million in fiscal 2002 from $214.8 million in fiscal 2001. Gross profit margin was 35.6% in fiscal 2002 compared to 34.5% in fiscal 2001. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories, including favorable comparisons throughout our footwear and apparel categories. Improved margins in our skate category after the sale of excess scooter inventory in fiscal 2001 was the primary factor resulting in improved margins in our hard goods categories.

     Selling and Administrative. Selling and administrative expenses increased by $12.1 million, or 7.6%, to $171.8 million in fiscal 2002 from $159.7 million in fiscal 2001. The increase was primarily due to a $8.9 million increase in store-related expenses associated with supporting increased sales, new store openings and increased employee health benefit costs and increased expenses due to electric utility rate increases in our California markets. Other factors impacting the increase included an increase of $1.2 million in advertising costs that resulted primarily from advertising expenditures for the 15 new stores opened in 2002 and the 15 new stores opened in 2001. When measured as a percentage of net sales, selling and administrative expenses were 25.7% in fiscal 2002 and in fiscal 2001.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $0.1 million in fiscal 2002 compared to fiscal 2001 as a result of the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001, which reduced amortization expense by $0.1 million in 2002.

     Interest Expense, net. Interest expense, net decreased by $1.8 million, or 11.7%, to $13.7 million in fiscal 2002 from $15.5 million in fiscal 2001. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in fiscal 2002 versus fiscal 2001. Our debt balances consist of borrowings under our revolving credit facility and our senior notes.

     Income Taxes. Provision for income taxes was $16.5 million for fiscal 2002 and $10.9 million for fiscal 2001. Our effective income tax rate was 39.0% for fiscal 2002 and for fiscal 2001. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

     Extraordinary Gain from Early Extinguishment of Debt. We incurred an extraordinary gain of $0.005 million, net of taxes, for fiscal 2002, in connection with the repurchase of $1.0 million of our senior notes. There was no extraordinary gain or loss for fiscal 2001. See discussion of “Impact of New Accounting Pronouncements” below.

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

     Extraordinary Gain from Early Extinguishment of Debt. There was no extraordinary gain or loss for fiscal 2001. We incurred an extraordinary gain of $0.1 million, net of taxes, for fiscal 2000, in connection with the repurchase of $7.8 million face value of our senior notes.

Liquidity and Capital Resources

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities for 2002 and 2001 was $35.6 million and $31.5 million, respectively. The change between periods primarily reflected higher operating income before extraordinary gain (loss) in 2002.

     Capital expenditures for 2002 and 2001 were $10.2 million and $10.5 million, respectively. We expect capital expenditures for fiscal 2003 will range from $11.0 to $12.0 million, primarily to fund the opening of approximately 16 to 20 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $400,000), working capital (approximately $400,000, net of amount financed by vendors through trade payables, which is typically one-third) and real estate (leased “built-to-suit” locations).

     Net cash used in financing activities in 2002 and 2001 was $18.4 million and $10.2 million, respectively. As of December 29, 2002, we had borrowings of $22.3 million and letter of credit commitments of $4.3 million outstanding under our credit facility and $102.9 million of our senior notes outstanding. These balances compare to borrowings of $25.0 million and letter of credit commitments of $3.4 million outstanding under our credit facility and $103.8 million of our senior notes outstanding as of December 30, 2001. In February 2002, our parent repurchased $2.8 million face value of its senior discount notes with distributions from us from borrowings under our credit facility. In July 2002, we distributed approximately $19.0 million to our parent, funded by a draw under our line of credit, which funds were used by our parent, along with net proceeds from our parent’s initial public offering and subsequent exercise of the underwriters’ over-allotment option to redeem in full our parent’s senior discount notes for $27.5 million, redeem in full our parent’s redeemable preferred stock for $67.9 million, repurchase common stock from our non-executive employees for $6.9 million and pay special bonuses to our executive officers and directors for $1.9 million. During 2002, we repurchased $1.0 million face value of our senior notes. During fiscal 2001, our parent repurchased $12.5 million face value of its senior discount notes with distributions from us from borrowings under our credit facility. We had cash of $7.9 million and $8.6 million at December 29, 2002 and December 30, 2001, respectively. Subsequent to fiscal 2002, in the first quarter of 2003, we redeemed $20.0 million face value of our senior notes.

     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled payments under debt obligations for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See “Risk Factors.”

     Our principal future obligations and commitments as of December 29, 2002, excluding periodic interest payments, include the following:

	Payments Due by Period

			2-3	4-5	After 5
	Total	1 Year	Years	Years	Years

	(in thousands)
Long-term debt	$102,852	—	—	—	$102,852
Operating lease commitments	267,257	36,855	69,844	54,710	105,848
Revolving credit facility	22,280	—	22,280	—	—
Letters of credit	4,278	4,278	—	—	—

Total	$396,667	$41,133	$92,124	$54,710	$208,700

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

     We had a five-year, non-amortizing $125 million revolving credit facility, which was amended and restated to a three-year non-amortizing $140 million revolving credit facility subsequent to year-end. The amended and restated credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. We may terminate the amended and restated credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2006, we must pay an early termination fee. Unless it is terminated, the amended and restated credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The amended and restated credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the Chase Manhattan prime lending rate and a ceiling of LIBOR plus 2.50% or the Chase Manhattan prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names) of ours. At December 29, 2002, loans under the amended and restated credit facility bear interest at a rate of LIBOR (1.30% at December 29, 2002) plus 1.50% or the Chase Manhattan prime lending rate (4.25% at December 29, 2002). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the amended and restated credit facility. On December 29, 2002, we had $22.3 million in LIBOR and prime lending rate borrowings and letters of credit of $4.3 million outstanding. Our maximum eligible borrowing available under the amended and restated credit facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the amended and restated credit facility amounted to $91.6 million at December 29, 2002 and $58.3 million at March 20, 2003.

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

Seasonality

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2002, we generated 26.5% of our net sales and 33.1% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

Impact of Inflation

     We do not believe that inflation has a material impact on our earnings from operations.

Impact of New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This new pronouncement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not determined what impact, if any, this standard will have on our financial statements.

     In April 2002, the FASB issued Statement No. 145, Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), unless the debt extinguishment meets certain criteria set forth in APB No. 30. These criteria, which include that the debt extinguishment be unusual in nature and occur infrequently, are expected to be satisfied infrequently. SFAS No. 145 rescinds SFAS Nos. 4, 44 and 64, amends SFAS Statement No. 13 and makes certain technical corrections to other standards. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, although the voluntary early adoption is encouraged related to the provisions effecting SFAS No. 4, Reporting Gains and Losses From Extinguishment of Debt, which previously required gains and losses arising from debt extinguishments to be classified as an extraordinary item in the statement of operations. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB No. 30. The adoption of SFAS No. 145 is not expected to have a material impact on our financial condition or results of operations, although it will result in a reclassification of our extraordinary items.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 will rescind EITF Issue No. 94-3, Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (Issue No. 94-3). The principal difference between SFAS No.146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No.146 requires that a liability be recognized for these costs only when the liability is incurred. In contrast, under Issue No. 94-3, a liability for an exit cost is recognized when the company commits to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, SFAS No. 146 affirms the FASB’s view that fair value is the most relevant and faithful representation of the economics of a transaction. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, although voluntary early application of SFAS No. 146 is being encouraged. Issue No. 94-3 continues to apply to exit activities initiated under an exit plan that met the criteria of Issue No. 94-3 before the entity began applying SFAS No. 146. The adoption of SFAS No. 146 is not expected to have a material impact on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to be ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure requirements of FIN No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. However, because we are not currently a guarantor, the adoption of FIN No. 45 is not expected to have a material impact on our financial condition or results of operations.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123 (SFAS No. 148). SFAS No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for enterprises that elect to adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. SFAS No. 148 permits two additional transition methods for entities that adopt the SFAS No. 123 fair value methods, both of which avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS No. 123. The SFAS No. 123 prospective method of transition for changes to the fair value method will no longer be permitted for fiscal periods beginning after December 15, 2003. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002, although earlier application is being encouraged. We have adopted the disclosure provisions of SFAS No. 148, which did not have a material effect on our financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003 and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. We do not expect that the adoption of this interpretation will have any impact on our financial position or results of operations.

      EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 becomes effective for us in the first quarter of 2003. We are currently analyzing the effect that adoption of EITF No. 02-16 will have on our financial statements.

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

     We have a substantial amount of debt. As of March 27, 2003, the aggregate principal amount of our outstanding indebtedness was approximately $132.1 million. Our highly leveraged financial position means:

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

     Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, the increasing cost of electricity and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, such as those that occurred in the winter of 2002-2003, inclement weather or other localized conditions such as flooding, earthquakes or electricity blackouts could harm our operations. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our President and Chief Executive Officer, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel, as needed in the future, our net sales growth and operating results may suffer.

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

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 5.5% of our total purchases during the twelve months ended December 29, 2002, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 35.2% of our total purchases during the twelve months ended December 29, 2002. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. In August 2002, we entered into a two-year lease for an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. In addition, because of limited capacity at the current distribution center, we will need to build a replacement distribution center in the next 18 to 24 months. Any disruption to, or delay in, this process could harm our future operations.

Because two equity owners of a substantial stockholder of our parent are members of the board of directors of one of our competitors, there may be conflicts of interest.

     Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., holds a significant equity interest in our parent and also holds an equity interest in Gart Sports Company, one of our competitors. John G. Danhakl, an executive officer and equity owner of Leonard Green & Partners, L.P., currently serves on our parent's board of directors. Jonathan Sokoloff and Jonathan Seiffer, equity owners of Leonard Green & Partners, L.P. and former members of our parent's board of directors, currently serve on Gart Sports Company’s board of directors. Mr. Danhakl may have conflicts of interest with respect to certain matters affecting us, including the pursuit of certain business opportunities presented to Leonard Green & Partners, L.P. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

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

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2002, we generated 26.5% of our net sales and 33.1% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

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

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority and Gart Sports Company, recently announced that they have entered into a merger agreement and that the merger is expected to close in the third calendar quarter of 2003. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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

     The terrorist attacks of September 11, 2001 have had a negative impact on various regions of the United States and on a wide range of industries. The terrorist attacks, the United States’ war on terrorism and war in Iraq and/or North Korea, may have an unpredictable effect on general economic conditions and may harm our future results of operations. In the future, fears of recession, war and additional acts of terrorism may continue to impact the U.S. economy and could negatively impact our business.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2003 as compared to the rate at December 29, 2002, our interest expense for 2003 would increase $0.23 million based on the outstanding balance of our revolving credit facility at December 29, 2002. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the supplementary financial information required by this Item and included in this report are listed in the Index to Financial Statements beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     Our executive officers and directors and their ages and positions are as follows:

Name	Age	Positions

Steven G. Miller	51	Chairman of the Board, President & Chief Executive Officer
Charles P. Kirk	47	Director, Senior Vice President, Chief Financial Officer & Assistant Secretary
Gary S. Meade	56	Director, Senior Vice President, General Counsel & Secretary
Richard A. Johnson	57	Senior Vice President, Store Operations
Thomas J. Schlauch	58	Senior Vice President, Buying
Jeffrey L. Fraley	46	Senior Vice President, Human Resources

     Steven G. Miller has served as Chairman of our board, Chief Executive Officer and President since June 2002, 2000 and 1992, respectively, and has served as a director since 1992. In addition, Steven G. Miller served as our Chief Operating Officer from 1992 to 2000. Steven G. Miller also serves as Chairman, Chief Executive Officer and President of our parent. Steven G. Miller is Robert W. Miller’s son.

     Charles P. Kirk has served as a director since June 2002. Mr. Kirk has served as our Senior Vice President and Chief Financial Officer since 1992. Mr. Kirk was appointed Assistant Secretary in 2002. Mr. Kirk also serves as Senior Vice President and Chief Financial Officer of our parent. Prior to joining us, Mr. Kirk served as Thrifty Corporation’s Director of Planning and Vice President of Planning and Treasury from October 1990 to 1992.

     Gary S. Meade has served as a director since June 2002. Mr. Meade has served as our Senior Vice President since July 2001 and our General Counsel and Secretary since 1997. Mr. Meade also serves as Senior Vice President, General Counsel and Secretary of our parent. Mr. Meade also served as our Vice President from 1997 to 2001. Prior to joining us, Mr. Meade was Thrifty Corporation’s Vice President, General Counsel and Secretary from 1992 to 1997 and Thrifty Corporation’s Vice President – Legal Affairs from 1979 to 1992.

     Richard A. Johnson has served as our Senior Vice President, Store Operations since 1992. Mr. Johnson also serves as Senior Vice President, Store Operations of our parent. Prior to that, Mr. Johnson was our Vice President, Store Operations from 1982 to 1992.

     Thomas J. Schlauch has served as our Senior Vice President, Buying since 1992. Mr. Schlauch also serves as Senior Vice President, Buying of our parent. Prior to that, Mr. Schlauch served as Head of Buying from 1990 to 1992 and as Vice President, Buying from 1982 to 1990.

     Jeffrey L. Fraley has served as our Senior Vice President, Human Resources since July 2001. Mr. Fraley served as our Vice President, Human Resources from 1992 to July 2001.

     In addition, Robert W. Miller, who is 79 years old, has served as Chairman Emeritus of our parent’s board of directors since June 2002. Robert W. Miller served as Chairman of our board of directors from 1992 to June 2002. Robert W. Miller also served as a senior executive officer for many years, including as President from 1973 to 1992 and Chief Executive Officer from 1973 to 2000. Robert W. Miller co-founded our business in 1955. Mr. Robert W. Miller is Mr. Steven G. Miller’s father.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows compensation for our Chief Executive Officer, each of our four other most highly compensated executive officers and Robert W. Miller, chairman emeritus of our parent’s board of directors, for the past three fiscal years.

Annual Compensation

Name and
Principal		Salary	Bonus (1)
Position	Year	($)	($)

Steven G. Miller,	2002	$375,000	$585,000
Chairman of the Board, President &	2001	325,000	485,000
Chief Executive Officer	2000	300,000	425,000
Thomas J. Schlauch,	2002	$211,000	$190,000
Senior Vice President,	2001	196,000	160,000
Buying	2000	186,000	140,000
Richard A. Johnson,	2002	$185,000	$170,000
Senior Vice President,	2001	168,000	140,000
Store Operations	2000	158,000	120,000
Charles P. Kirk,	2002	$195,000	$160,000
Director, Senior Vice President	2001	178,000	125,000
& Chief Financial Officer	2000	168,000	105,000
Gary S. Meade,	2002	$145,000	$75,000
Director, Senior Vice President,	2001	137,000	45,000
General Counsel & Secretary	2000	130,000	30,000
Robert W. Miller,	2002	$350,000	$0
Chairman Emeritus of our Parent’s	2001	340,000	600,000
Board of Directors	2000	330,000	540,000

(1) Amounts exclude one-time bonuses of $368,550, $73,710, $88,452, $88,452, $20,271 and $1,051,054 paid in 2002 to Steven G. Miller, Thomas J. Schlauch, Richard A. Johnson, Charles P. Kirk, Gary S. Meade and Robert W. Miller, respectively, by our parent in connection with its initial public offering.

Employment Agreements

     We have employment agreements with Steven G. Miller and Robert W. Miller.

     Steven G. Miller. Mr. Steven G. Miller’s employment agreement provides for Mr. Steven G. Miller to serve as Chairman of our board of directors, Chief Executive Officer and President (and similar positions for our parent) for a term of four years from any given date, such that there shall always be a minimum of at least four years remaining under his employment agreement. The employment agreement provides for Mr. Steven G. Miller to receive an annual base salary of $375,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on standards to be established by the compensation committee. Mr. Steven G. Miller is also entitled to specified perquisites. In addition, as long as Mr. Steven G. Miller serves as an officer, our parent will use its best efforts to ensure that he continues to serve on our board of directors and on the board of directors of our parent. Our obligations and the obligations of our parent under the employment agreement are joint and several.

     If Mr. Steven G. Miller’s employment is terminated due to his death, the employment agreement provides for accelerated vesting of options that would have been exercisable during half of the remaining scheduled term of the employment agreement and the continuation of family medical benefits for the remaining scheduled term of the employment agreement. If Mr. Steven G. Miller’s employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Steven G. Miller his remaining base salary for half of the remaining scheduled term of the employment agreement and an additional payment equal to two times the greater of (i) his last annual cash bonus or (ii) the average annual cash bonus paid during the last three fiscal years. In addition, the employment agreement provides for accelerated vesting of options that would have been exercisable during half of the remaining scheduled term of the employment agreement and the continuation of specified benefits for such term.

     If Mr. Steven G. Miller terminates the employment agreement for good reason or for any reason within six months of a change in control, or if we terminate the employment agreement without cause, the employment agreement provides we will pay Mr. Steven G. Miller his remaining base salary during the remaining scheduled term of the employment agreement and a additional payment equal to three times the greater of (i) his last annual cash bonus or (ii) the average annual cash bonus paid during the last three fiscal years. In addition, the employment agreement provides for accelerated vesting of all of his options and the continuation of specified benefits during the remaining scheduled term of the employment agreement.

     If Mr. Steven G. Miller terminates the employment agreement without good reason or we terminate the employment agreement for cause, Mr. Steven G. Miller is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay.

     Robert W. Miller. Mr. Robert W. Miller’s employment agreement provides for Mr. Robert W. Miller to serve as Chairman Emeritus of our parent’s board of directors for a term of three years from any given date, such that there shall always be a minimum of at least three years remaining under his employment agreement. In addition, as long as Mr. Robert G. Miller serves as Chairman Emeritus, our parent will use its best efforts to ensure that he continues to serve on our parent’s board of directors. The employment agreement provides for Mr. Miller to receive an annual base salary of $350,000. Mr. Robert W. Miller is also entitled to specified perquisites. Our obligations and the obligations of our parent under the employment agreement are joint and several.

     If Mr. Robert W. Miller’s employment is terminated by either Mr. Robert W. Miller or us for any reason, the employment agreement provides that we will pay Mr. Robert W. Miller his annual base salary and provide specified benefits for the remainder of his life. The employment agreement also provides that in the event Mr. Robert W. Miller is survived by his wife, we will pay his wife his annual base salary and provide her specified benefits for the remainder of her life.

Director Compensation

     Directors on our board do not receive any compensation.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of our outstanding capital stock is owned by our parent. Our parent’s outstanding equity securities consist of common stock. A table reflecting ownership of our parent’s common stock can be found in the Annual Report on Form 10-K filed by our parent for the fiscal year ended December 29, 2002.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Pacific Enterprises, Thrifty Corporation and Rite Aid Corp.

     Prior to September 1992, our predecessor was a wholly owned subsidiary of Thrifty Corporation, which in turn was a wholly owned subsidiary of Pacific Enterprises. In December 1996, Thrifty Corporation was acquired by Rite Aid Corp.

     As a result of our prior relationship with Thrifty Corporation and its affiliates, we continue to maintain certain relationships with Rite Aid Corp. and Sempra Energy, the successor to Pacific Enterprises. These relationships include continuing indemnification obligations of Sempra Energy to us for certain environmental matters and obligations under ERISA arising out of Pacific Enterprises’ prior ownership of all of the capital stock of Thrifty Corporation and our predecessor, including (1) indemnification for certain environmental liability costs incurred by us resulting from a contravention of applicable law relating to the prior and then existing use and ownership of the properties and assets (including all real estate) previously owned by Pacific Enterprises and (2) indemnification for certain liability costs incurred by us resulting from a contravention by Pacific Enterprises of any applicable law relating to benefit plans sponsored by Thrifty PayLess, Inc. or Thrifty Corporation. The indemnification obligations of Sempra Energy relating to environmental liabilities, which, pursuant to their terms are limited in scope and aggregate maximum dollar amounts, will continue until September 25, 2012, while the indemnification obligations relating to Sempra Energy’s obligations under ERISA will continue until the expiration of all applicable statutes of limitations. Green Equity Investors III, L.P., an affiliate of Leonard Green & Partners, L.P. holds convertible preferred stock in Rite Aid Corp. that, if converted, would represent approximately 11% of its outstanding stock.

Conflicts of Interest

     Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., holds a significant equity interest in our parent and also holds an equity interest in Gart Sports Company, one of our competitors. John G. Danhakl, an executive officer and equity owner of Leonard Green & Partners, L.P., currently serves on our parent’s board of directors. Jonathan Sokoloff and Jonathan Seiffer, both partners of Leonard Green & Partners, L.P. and former members of our parent’s board of directors, currently serve on Gart Sports Company’s board of directors. Mr. Danhakl may from time to time have conflicts of interest with respect to certain matters affecting us. All of these potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intends to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

Management Services Agreement

     We and our parent entered into a management services agreement with Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., on November 13, 1997. Pursuant to the management services agreement, we agreed to pay an annual fee of $333,333 to Leonard Green & Associates, L.P. for management, consulting and financial planning services. These services included regular consulting services regarding the status of the financial markets as they related to specialty retailers and advice on financing alternatives, note repurchases and potential refinancings. We also agreed to pay reasonable and customary fees to Leonard Green & Associates, L.P. for services rendered in connection with any major financial transactions. In addition to the fees we paid for these services, we also paid reasonable out-of-pocket expenses incurred in connection with rendering such services. Although the agreement did not provide either party the right to terminate prior to the stated expiration date of May 31, 2005, whether as the result of a change of control or otherwise, Leonard Green & Associates, L.P. and our parent and we agreed to terminate the management services agreement, effective upon the consummation of our parent’s initial public offering in June 2002. In connection with this termination, we paid Leonard Green & Associates, L.P. a termination fee of $875,000, which represents a discounted value of the payments that we would otherwise have been required to make through the stated expiration date of the management services agreement.

Amended and Restated Stockholders Agreement

     Our parent has an amended and restated stockholders agreement with Green Equity Investors, L.P., Robert W. Miller and Steven G. Miller. Under the amended and restated stockholders agreement, Green Equity Investors, L.P. may designate one member, currently Mr. Danhakl, for nomination to our parent’s board of directors so long as it beneficially owns at least 5% of our parent’s outstanding shares of common stock. Robert W. Miller and Steven G. Miller have agreed to vote all of their common stock in favor of electing Green Equity Investors, L.P.’s nominee. If Robert W. Miller or Steven G. Miller is nominated for election to our parent’s board of directors, Green Equity Investors, L.P. has agreed to vote all of its shares in favor of electing both of them. The amended and restated stockholders agreement also modifies Green Equity Investors, L.P. previously-granted registration rights. The amended and restated stockholders agreement terminates when Green Equity Investors, L.P. beneficially owns less than 5% of our parent’s outstanding common stock.

Redemption of Series A Preferred Stock

     On July 2, 2002, our parent used a portion of the net proceeds from its initial public offering to redeem all of its outstanding shares of preferred stock. Green Equity Investors, L.P. and its affiliates owned 309,071 of the 350,000 outstanding shares of preferred stock and received approximately $60.6 million upon redemption of such shares.

Purchases of Common Stock in our Parent’s Initial Public Offering

     Green Equity Investors, L.P. and Grand Avenue Associates, L.P., both affiliates of Leonard Green & Partners, L.P., purchased an aggregate of 350,000 shares of our parent’s common stock at the initial public offering price of $13.00 per share.

ITEM 14: CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In March 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our March 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	Documents filed as part of this report:

(1)	Financial Statements.

See Index to Financial Statements on page F-1 hereof.

(2)	Financial Statement Schedule.

See Index to Financial Statements Index on page F-1 hereof.

(3)	Exhibits and Reports on Form 8-K.

(a)	Exhibits

	3.1	Amended and Restated Certificate of Incorporation of Big 5 Corp. (8)

	3.2	Amended and Restated Bylaws. (8)

	4.1	Indenture dated as of November 13, 1997 between Big 5 Corp. and First Trust National Association, as trustee. (1)

	4.2	Form of Big 5 Corp. 10.875% Series B Senior Notes due 2007 (included in Exhibit 4.2). (1)

	10.1	Management Services Agreement dated as of November 13, 1997 by and among Big 5 Sporting Goods Corporation, Big 5 Corp. and Leonard Green & Associates, L.P. (1)

	10.2	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation. (4)

	10.3	Form of Amended and Restated Employment Agreement between Steven G. Miller and Big 5 Sporting Goods Corporation (4)

	10.4	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (7)

	10.5	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994. (7)

	10.6	Financing Agreement dated March 8, 1996 between The CIT Group/ Business Credit, Inc. and Big 5 Corp. (7)

	10.7	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/ Business Credit, Inc. (7)

	10.8	Letter agreement from The CIT Group/Business Credit, Inc. to Big 5 Corp. dated November 13, 1997, amending the Financing Agreement dated March 8, 1996 between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc. (1)

	10.9	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated December 16, 1997, amending the Financing Agreement dated March 8, 1996 between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc. (2)

	10.10	Fifth Amendment to Financing Agreement, dated March 21, 2000, by and among Big 5 Corp. and The CIT Group/ Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc. (2)

	10.11	Sixth Amendment to Financing Agreement, dated February 27, 2002, by and among Big 5 Corp. and The CIT Group/ Business Credit, Inc., amending the

(a)	Exhibits

Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc. (3)

	10.12	Seventh Amendment to Financing Agreement, dated April 30, 2002, by and among Big 5 Corp. and The CIT Group/Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc. (5)

	10.13	Form of Indemnification Agreement. (4)

	10.14	Form of Termination Agreement by and among Big 5 Sporting Goods Corporation, Big 5 Corp. and Leonard Green & Associates, L.P. (4)

	10.15	Letter agreement from The CIT Group/Business Credit, Inc. to Big 5 Corp. dated April 17, 1996, amending the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc. (4)

	10.16	Letter agreement from The CIT Group/Business Credit, Inc. to Big 5 Corp. dated August 11, 1997, amending the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc. (4)

	10.17	Letter agreement from The CIT Group/Business Credit, Inc. to Big 5 Corp. dated June 13, 2002, under the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc. (5)

	10.18	Amended and Restated Financing Agreement dated March 20, 2003 between The CIT Group/Business Credit, Inc., the Lenders and Big 5 Corp. (7)

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

	(1)	Incorporated by reference to Big 5 Corp.’s Registration Statement on Form S-4 (File No. 333-43129) filed with the Securities and Exchange Commission on December 23, 1997.

	(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on August 21, 2001.

	(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on March 18, 2002.

	(4)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

	(5)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

	(6)	Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 25, 2002.

	(7)	Incorporated by reference to the Annual Report on Form 10-K (File No. 000-49850) filed by Big 5 Sporting Goods Corporation on March 31, 2003.

	(8)	Filed herewith.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 CORP. a Delaware Corporation

Date : March 31, 2003	By:	/S/Steven G. Miller

Steven G. Miller Chairman of the Board of Directors, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President & Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/S/Charles P. Kirk Charles P. Kirk	Director, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/S/Gary S. Meade Gary S. Meade	Director, Senior Vice President, General Counsel & Secretary	March 31, 2003

CERTIFICATIONS

     I, Steven G. Miller, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Big 5 Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Steven G. Miller Steven G. Miller President and Chief Executive Officer

I, Charles P. Kirk, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Big 5 Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Charles P. Kirk Charles P. Kirk Senior Vice President and Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

We have not provided, and do not intend to provide, any annual report covering our last fiscal year or any proxy statement, form of proxy or other proxy soliciting materials to security holders.

BIG 5 CORP.

INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements	F-1
Management’s Responsibility for Financial Statements	F-2
Independent Auditors’ Report	F-3
Balance Sheets at December 30, 2001 (restated) and December 29, 2002	F-4
Statements of Operations for the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002	F-5
Statements of Stockholder’s Equity (Deficit) for the fiscal years ended December 31, 2000 (restated), December 30, 2001 (restated) and December 29, 2002	F-6
Statements of Cash Flows for the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002	F-7
Notes to Financial Statements	F-8

Schedule

Financial Statement Schedule:
Valuation and Qualifying Accounts as of December 31, 2000, December 30, 2001 and December 29, 2002	II-1

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     We are responsible for the preparation of our financial statements and related information appearing in this Annual Report. We believe that the financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position and results of operations in conformity with generally accepted accounting principles. We also have included in our financial statements amounts that are based on estimates and judgments which we believe are reasonable under the circumstances.

     The independent auditors audit our financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported operating results and financial position.

/s/ Steven G. Miller	/s/ Charles P. Kirk

Steven G. Miller	Charles P. Kirk
Chairman of the Board, President & Chief Executive Officer	Senior Vice President & Chief Financial Officer

El Segundo, California
March 31, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholder
Big 5 Corp.:

We have audited the financial statements of Big 5 Corp. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Corp. as of December 30, 2001 and December 29, 2002 and the results of their operations and their cash flows for each of the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 14 to the financial statements, effective December 31, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in note 15 to the financial statements, the Company has restated its balance sheet as of December 30, 2001 and its statements of stockholder’s equity (deficit) for each of the years ended December 31, 2000 and December 30, 2001.

KPMG LLP

Los Angeles, California
February 11, 2003

BIG 5 CORP.
Balance Sheets
(dollars in thousands)

	December 30 2001	December 29 2002

	As restated
	(note 15)
Assets
Current assets:
Cash	$7,865	8,560
Trade and other receivables, net of allowance for doubtful accounts of $671 and $729, respectively	8,229	9,057
Merchandise inventories	163,680	169,529
Prepaid expenses	1,469	2,385

Total current assets	181,243	189,531

Property and equipment:
Land	186	186
Buildings and improvements	31,903	36,861
Furniture and equipment	51,007	55,930
Less accumulated depreciation and amortization	(40,446)	(47,873)

Net property and equipment	42,650	45,104

Deferred income taxes, net	8,795	10,349
Leasehold interest, net of accumulated amortization of $21,134 and $23,053, respectively	7,600	5,811
Other assets, at cost, less accumulated amortization of $4,323 and $4,974, respectively	13,219	2,557
Due from parent	—	13,408
Goodwill	4,433	4,433

Total assets	$257,940	271,193

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$62,308	67,938
Accrued expenses	51,900	58,688

Total current liabilities	114,208	126,626
Deferred rent	11,095	11,525
Long-term debt	128,806	125,131

Total liabilities	254,109	263,282

Commitments and contingencies Stockholder’s equity:
Common stock, $.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares at December 30, 2001 and December 29, 2002	—	—
Additional paid-in capital	40,639	40,639
Accumulated deficit	(36,808)	(32,728)

Net stockholder’s equity	3,831	7,911

Total liabilities and stockholder’s equity	$257,940	271,193

See accompanying notes to financial statements.

BIG 5 CORP.

Statements of Operations

(dollars in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 30,	December 29,
	2000	2001	2002

Net sales	$571,476	622,481	667,469
Cost of goods sold, buying and occupancy	377,040	407,679	429,858

Gross profit	194,436	214,802	237,611

Operating expenses:
Selling and administrative	144,323	159,667	171,801
Litigation settlement (note 11)	—	2,515	—
Depreciation and amortization	9,340	10,031	9,966

Total operating expenses	153,663	172,213	181,767

Operating income	40,773	42,589	55,844
Interest expense	17,035	15,541	13,720

Income before income taxes and extraordinary gain (loss)	23,738	27,048	42,124
Income taxes	9,438	10,922	16,512

Income before extraordinary gain (loss)	14,300	16,126	25,612
Extraordinary gain from early extinguishment of debt, net of income tax expense	87	—	5

Net income	$14,387	16,126	25,617

See accompanying notes to financial statements.

BIG 5 CORP.
Statements of Stockholder’s Equity (Deficit)
Years ended and December 31, 2000, December 30, 2001 and December 29, 2002
(dollars in thousands)

	Additional		Net
	paid-in	Accumulated	Stockholder’s
	capital	Deficit	Equity (Deficit)

Balance at January 2, 2000, as restated (note 15)	$40,639	(60,633)	(19,994)
Net income for the year ended December 31, 2000	—	14,387	14,387

Balance at December 31, 2000, as restated (note 15)	$40,639	(46,246)	(5,607)
Net income for the year ended December 30, 2001	—	16,126	16,126
Dividends – forgiveness of Parent Senior Discount Notes	—	(6,688)	(6,688)

Balance at December 30, 2001, as restated (note 15)	$40,639	(36,808)	3,831
Net income for the year ended December 29, 2002	—	25,617	25,617
Dividend	—	(19,000)	(19,000)
Dividends – forgiveness of Parent Senior Discount Notes	—	(2,535)	(2,535)

Balance at December 29, 2002	$40,639	(32,728)	7,911

See accompanying notes to financial statements.

BIG 5 CORP.
Statements of Cash Flows
(dollars in thousands)

	Year ended	Year ended	Year ended
	December 31,	December	December 29,
	2000	30, 2001	2002

Cash flows from operating activities:
Net income	$14,387	16,126	25,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,340	10,031	9,966
Amortization of deferred finance charges and discounts	(39)	(157)	699
Deferred tax provision (benefit)	(637)	1,021	(1,554)
Loss on disposal of equipment and leasehold interest	278	43	6
Extraordinary gain from early extinguishments of debt	(148)	—	(8)
Changes in assets and liabilities:
Merchandise inventories	(13,698)	5,301	(5,849)
Trade and other accounts receivable, net	(498)	(800)	(828)
Prepaid expenses and other assets	(2,994)	(1,336)	(566)
Accounts payable	6,538	(4,204)	1,329
Income taxes			5,026
Legal settlement	—	—	(2,465)
Accrued expenses	7,326	5,495	4,227

Net cash provided by operating activities	19,855	31,520	35,600

Cash flows from investing activities:
Purchases of property and equipment	(11,602)	(10,510)	(10,207)
Purchase of parent senior discount notes	—	(6,688)	(2,535)
Loan to parent	—	—	(3,747)

Net cash used in investing activities	(11,602)	(17,198)	(16,489)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities, and other	(2,252)	(10,210)	1,579
Dividend to parent	—	—	(19,000)
Repurchase of debt	(7,339)	—	(995)

Net cash used in financing activities	(9,591)	(10,210)	(18,416)

Net increase (decrease) in cash and cash equivalents	(1,338)	4,112	695
Cash and cash equivalents at beginning of year	5,091	3,753	7,865

Cash and cash equivalents at end of year	$3,753	7,865	8,560

Non-cash financing activities:
Dividend - forgiveness of Parent Senior
Discount Notes	$—	6,688	2,535

Supplemental disclosures of cash flow information:
Interest paid	$17,013	14,690	13,066
Income taxes paid	8,143	13,820	11,850

See accompanying notes to financial statements.

BIG 5 CORP.
Notes to Financial Statements
December 30, 2001 and December 29, 2002
(dollars in thousands)

(1)	Basis of Presentation and Description of Business

The accompanying financial statements as of December 30, 2001 and December 29, 2002 and for the years ended December 30, 2000, December 30, 2001 and December 29, 2002 represent the financial position and results of operations of Big 5 Corp. The Company is a wholly owned subsidiary of Big 5 Sporting Goods Corporation (formerly Big 5 Holdings Corp.). The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 275 stores at December 29, 2002 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado.

(2)	Initial Public Offering

In the second quarter of 2002, the Company’s parent completed an initial public offering of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In the third quarter of 2002, the parent’s underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with distribution from the Company from borrowings under its credit facility, the parent redeemed all of its outstanding senior discount notes for $27.5 million and preferred stock for $67.9 million, paid bonuses to executive officers and directors of $1.9 million which were funded by a reduction in the redemption price of the parent's preferred stock and repurchased 0.5 million shares of the parent’s common stock from non-executive employees for $6.9 million. All uses of proceeds, other than the payment of a portion of the bonuses related to the initial public offering and certain initial public offering costs, occurred in the third quarter of fiscal 2002.

(3)	Summary of Significant Accounting Policies

Reporting Period

The Company reports on the 52-53 week fiscal year ending on the Sunday nearest December 31. Information presented for the years ended December 31, 2000, December 30, 2001 and December 30, 2001 represents 52-week fiscal years.

Revenue Recognition

The Company’s revenue is received from retail sales of merchandise through the Company’s stores. Revenue is recognized when merchandise is received by the customer and is shown net of estimated returns.

Trade and Other Receivables

Trade accounts receivable consist primarily of third party credit card receivables. Other receivables consist principally of net amounts due from vendors for certain co-op advertising. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

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

Leasehold Interest

Upon acquisition of the Company in 1992, an asset was recognized for the net fair value of favorable operating lease agreements. The leasehold interest asset is being amortized on a straight-line basis over 13.5 years. The unamortized balance attributable to leases terminated subsequent to the acquisition has been reflected as a component of the gain or loss upon disposition of the underlying properties.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was historically amortized on a straight-line basis over periods ranging from 15 to 30 years. In the current year the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing goodwill for impairment. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of December 31, 2001. The Company has determined that it has one reporting unit under SFAS No. 142. The Company was required to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit within six months of December 31, 2001 to determine if further impairment analysis was required. The results of this analysis did not require the Company to recognize an impairment loss upon adoption or upon the annual impairment test. Prior to adoption of SFAS No. 142, the amount of goodwill and other intangible asset impairment, if any, was measured based upon projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Other Assets

Other assets consist principally of deferred financing costs and are amortized straight-line over the terms of the respective debt, which approximates the effective interest method.

Self-Insurance Reserves

The Company maintains self-insurance programs for workers’ compensation and general liability risks. The Company is self-insured up to specified per-occurrence limits and maintains insurance coverage for losses in excess of specified amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims. Self-insurance reserves amount to $4,987 and $5,863 at December 30, 2001 and December 29, 2002, respectively, and are included in accrued liabilities.

Preopening Expenses

New store preopening expenses are charged against operations as incurred.

Advertising Expenses

The Company expenses advertising costs the first time the advertising takes place. Advertising expenses amounted to $33,498 for the year ended December 31, 2000, $35,981 for the year ended December 30, 2001, and $37,084 for the year ended December 29, 2002. Advertising expense is included in selling and administrative expenses in the accompanying statements of operations. There are no amounts related to advertising reported as assets in the balance sheets presented. The Company received cooperative advertising allowances from manufacturers in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising eligible for the credit. The Company recognized cooperative advertising allowances of $5,007, $5,437, and $5,953 for the years ended December 31, 2000, December 30, 2001 and December 29, 2002, respectively.

Rent Expense

The Company leases the majority of store locations under operating leases that provide for annual payments that increase over the life of the leases. The aggregate of the minimum annual payments are expensed on a straight-line basis over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is established if deemed necessary.

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

(4)	Long-Term Debt

Long-term debt consists of the following:

	December 30, 2001	December 29, 2002

Revolving credit facility	$25,000	22,280
10.875% Senior Notes, net of unamortized discount, $103.2 million face amount at December 29, 2002 due in 2007	103,806	102,851

Total long-term debt	$128,806	125,131

In 1997, the Company issued $131,000 face amount, 10.875% Senior Notes due 2007 (Senior Notes), less discount of $591 based on an imputed interest rate of 10.95%. The Senior Notes require semiannual interest payments on each May 15 and November 15, commencing on May 15, 1998. The Company has no mandatory payments of principal on the Senior Notes prior to their maturity in 2007. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time on or after November 15, 2002, at the redemption prices set forth below with respect to the indicated redemption date, together with any accrued and unpaid interest to such redemption date. The Senior Notes are unsecured obligations that rank senior in right of payment to all existing and future indebtedness that is subordinated to the Senior Notes and rank pari passu in right of payment with all current and future unsubordinated indebtedness, subject to restrictions due to the securitization of certain assets. During the year ended December 31, 2000 the Company repurchased $7,750 face value of Senior Notes for a repurchase price of $7,339 and an additional $1,000 face value of Senior Notes during the year ended December 29, 2002 for a repurchase price of $995. Subsequent to fiscal 2002, in the first quarter of 2003, the Company redeemed an additional $20,000 face value of Senior Notes for a redemption price of $21,095.

If redeemed during the 12-month period beginning November 15 the redemption prices of the Senior Notes before accrued and unpaid interest are as follows:

Year	Percentage

2002	105.475%
2003	103.650
2004	101.825
2005 and thereafter	100.000

The Company had a five-year, non-amortizing $125,000 revolving credit facility which was amended and restated to a three-year non-amortizing $140,000 revolving credit facility subsequent to year-end (the CIT Credit Facility). The CIT Credit Facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. The Company may terminate the CIT Credit Facility by giving at least 30 days prior written notice, provided that if the Company terminates prior to March 20, 2006, it must pay an early termination fee. Unless it is terminated, the CIT Credit Facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The CIT Credit Facility bears interest at various rates based on the Company’s performance, with a floor of LIBOR plus 1.50% or the Chase Manhattan prime lending rate and a ceiling of LIBOR plus 2.50% or the Chase Manhattan prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names) of the Company. At December 29, 2002, loans under the CIT Credit Facility bear interest at a rate of LIBOR (1.30% at December 29, 2002) plus 1.50% or the Chase Manhattan prime lending rate (4.25% at December 29, 2002). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the CIT Credit Facility. On December 29, 2002, the Company had $22,280 in LIBOR and prime lending rate borrowings and letters of credit of $4,278 outstanding. The Company’s maximum eligible borrowing available under the CIT Credit Facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the CIT Credit Facility amounted to $91,610 at December 29, 2002.

The various debt agreements contain covenants restricting the ability of the Company to, among other things, incur additional debt, create or allow liens, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of its properties or assets, or make certain payments with respect to its outstanding capital stock, issue preferred stock and engage in certain transactions with affiliates. In addition, the Company must comply with certain financial covenants. The Company was in compliance with all such covenants at December 29, 2002.

(5)	Fair Values of Financial Instruments

The fair value of cash, trade and other receivables, trade accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The fair value of the Senior Notes at December 29, 2002 approximated $108,483 based upon recent market prices. The carrying amount of the revolving CIT Credit Facility reflects the fair value based on current rates available to the Company for debt with the same remaining maturities. It is not practical to estimate the fair value of amounts due from parent due to the related party nature of this instrument.

(6)	Leases

The Company currently leases certain stores, distribution facilities, vehicles and equipment under noncancelable operating leases that expire through the year 2019. These leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs such as maintenance and insurance.

Certain leases contain escalation clauses and provide for contingent rentals based on percentages of sales. The Company recognizes rental expense on a straight-line basis over the terms of the underlying leases, without regard to when rentals are paid. The accrual of the current non-cash portion of this rental expense has been included in depreciation and amortization in the accompanying statements of operations and cash flows and deferred rent in the accompanying balance sheets.

Rental expense for operating leases consisted of the following:

	Year ended	Year ended	Year ended
	December 30,	December 30,	December 29,
	2000	2001	2002

Cash rental payments	$29,667	31,602	33,693
Non-cash rentals	375	258	195
Contingent rentals	1,592	1,710	1,730

Rental expense	$31,634	33,570	35,618

Future minimum lease payments (cash rentals) under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 29, 2002 are:

Year ending:
2003	$36,855
2004	36,566
2005	33,278
2006	28,697
2007	26,013
Thereafter	105,848

(7)	Accrued Expenses

Accrued expenses consist of the following:

	December 30,	December 29,
	2001	2002

Payroll and related expenses	$13,051	13,757
Advertising	5,768	5,047
Sales tax	7,285	7,810
Income tax	5,287	10,407
Litigation Settlement	2,515	—
Other	17,994	21,667

	$51,900	58,688

(8)	Income Taxes

Total income tax expense (benefit) consists of the following:

	December 30, 2000	December 30, 2001	December 29, 2002

Income tax before extraordinary gain (loss)	$9,438	10,922	16,512
Tax effect of extraordinary gain (loss)	61	—	3

Total income tax expense	$9,499	10,922	16,515

	Current	Deferred	Total

2002:
Federal	$14,743	(798)	13,945
State	3,322	(755)	2,567

	$18,065	(1,553)	16,512

2001:
Federal	$8,049	897	8,946
State	1,852	124	1,976

	$9,901	1,021	10,922

2000:
Federal	$8,268	(583)	7,685
State	1,807	(54)	1,753

	$10,075	(637)	9,438

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes and extraordinary item, as follows:

	Year ended	Year ended	Year ended
	December 31,	December 30,	December 29,
	2000	2001	2002

Tax expense at statutory rate	$8,307	9,467	14,750
State taxes, net of federal benefit	1,131	1,310	2,077
Other	127	145	(315)

	$9,438	10,922	16,512

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 30,	December 29,
	2001	2002

	As restated
	(note 15)
Deferred assets:
Self-insurance reserves	$1,987	2,341
Employee benefits	1,946	2,193
State taxes	648	1,161
Noncash rentals	4,459	4,637
Amortization of tangible and intangible assets	194	192
Tax Credits	92	791
Other	661	551

Deferred tax assets	$9,987	11,866
Deferred liabilities – basis difference in fixed assets	$1,192	1,517

Net deferred tax assets	$8,795	10,349

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

(9)	Employee Benefit Plans

The Company has a 401(k) plan to cover all eligible employees. All employees’ contributions may be supplemented by Company contributions. The Company contributed $1,650 for the year ended December 31, 2000, $1,830 for the year ended December 30, 2001 and $2,000 for the year ended December 29, 2002 in employer matching and profit sharing contributions.

The Company has no other significant post-retirement or post-employment benefits.

(10)	Related Party Transactions

Prior to September 1992, the Company was a wholly owned subsidiary of Thrifty Corporation (Thrifty), which was in turn a wholly owned subsidiary of Pacific Enterprises (PE). In December 1996, Thrifty was acquired by Rite Aid Corp. (Rite Aid).

As a result of the Company’s prior relationship with Thrifty and its affiliates, the Company continues to maintain certain relationships with Rite Aid and PE. These relationships include continuing indemnification obligations of PE to the Company for certain environmental matters; agreements between the Company and PE with respect to various tax matters and obligations under ERISA, including the allocation of various tax obligations relating to the inclusion of the Company and each member of the affiliated group of which the Company was a subsidiary in certain consolidated and/or unitary tax returns of PE, and subleases described as follows. An affiliate of a stockholder of the Company holds convertible preferred stock in Rite Aid, which, if converted, would represent approximately 11% of Rite Aid’s outstanding stock.

The Company leases certain property and equipment from Rite Aid, which leases this property and equipment from an outside party. Charges related to these leases totaled $203 for the year ended December 31, 2000, $212 for the year ended December 30, 2001 and $236 for the year ended December 29, 2002.

The Company had a Management Services Agreement with an investment advisor group that is an affiliate of a stockholder of the parent which was due to expire in May 2005, under which $333, plus expenses, was paid annually for financial advisory and investment banking services. The agreement was terminated in conjunction with the initial public offering for a fee of $875. During each of the years ended December 31, 2000, December 30, 2001, and December 29, 2002 the Company, on behalf of the parent, paid $340, $340, and $1,044 to this advisor group, respectively. An individual of the investor advisory group is a member of the parent’s board of directors.

(11)	Contingencies

On August 9, 2001, the Company received a copy of a complaint filed in the California Superior Court in Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. This complaint was brought as a purported class action with two subclasses comprised of our California store managers and our California first assistant store managers. The plaintiffs alleged that the Company improperly classified its store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. On February 8, 2002 the Company filed a join settlement which was approved by the court on August 1, 2002. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit. Under the terms of the settlement, the Company agreed to pay $32.46 per week of active employment as store manager from August 8, 1997 through December 31, 2001, the covered period, and $25.50 per week of active employment as first assistant store manager during the covered period to each class member who submits a valid and timely claim form. The Company also agreed to pay attorneys’ fees, plus costs and expenses, in the amount of $690, as well as up to $40 for the cost of the settlement administrator. In addition, the Company agreed to pay the class representatives an additional aggregate amount of $28.5 for their service as named plaintiffs. The Company recorded a charge of approximately $2,500 million in the fourth quarter of fiscal 2001 to provide for expected payments to the class members as well as legal and other fees associated with the settlement. All payments under the settlement agreement have been made at December 29, 2002.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	Business Concentrations

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

(13)	Quarterly Financial Data (unaudited)

	Year Ended December 30, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$143,179	151,456	158,085	169,761	622,481
Gross profit	$47,837	53,609	52,956	60,400	214,802
Net income	$1,754	3,905	3,577	6,890	16,126

	Year Ended December 29, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$157,133	162,703	170,913	176,720	667,469
Gross profit	$55,007	59,633	59,107	63,864	237,611
Net income	$4,277	6,238	5,474	9,628	25,617

(14)	Goodwill

In accordance with SFAS No. 142, goodwill amortization was discontinued as of December 31, 2001. There was no cumulative effect of a change in accounting principle upon adoption, as there was deemed to be no impairment in the carrying value of goodwill or other identifiable intangibles. The following adjusts reported net income and earnings per share to exclude goodwill amortization:

	Year Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

	(in thousands)
Reported net income	$14,387	$16,126	$25,617
Goodwill amortization, net of tax	149	146	—

Adjusted net income	$14,536	$16,272	$25,617

(15)	Prior Period Adjustment and Restatement

During fiscal 2002, the Company’s management determined that there was an error in the calculation of deferred rent liability for store leases which impacted periods prior to 2000. To correct this error, the Company measured the accumulated deficit at January 2, 2000 by $1,949 and has increased the deferred rent liability by $3,304 as of December 30, 2001 and recognized a corresponding deferred tax asset of $1,355 as of that date. This change had an immaterial impact on the previously stated net income for the 2000, 2001 and 2002 fiscal years and on net cash flows from operating, investing or financing activities.

The following accounts are adjusted as a result of the restatement:

	As previously
	reported	As restated

Balance sheet at December 30, 2001:
Deferred income taxes	$7,440	8,795
Total assets	$256,585	257,940
Deferred rent	$7,791	11,096
Total liabilities	$250,805	254,109
Accumulated deficit	$(34,859)	(36,808)
Total stockholders’ equity	$5,780	3,831
Accumulated deficit at:
December 31, 2000	$(44,297)	(46,246)
January 2, 2000	$(58,684)	(60,633)

BIG 5 CORP.
Schedule II - Valuation and Qualifying Accounts
(dollars in thousands)

			DEDUCTIONS:
	BALANCE AT	ADDITIONS:	ACCOUNTS	BALANCE
	BEGINNING	CHARGES TO	RECEIVABLE	AT END OF
	OF YEAR	OPERATIONS	WRITE OFFS	YEAR

December 31, 2000
Allowance for doubtful receivables	$499	$365	($257)	$607
December 30, 2001
Allowance for doubtful receivables	607	129	(65)	671
December 29, 2002
Allowance for doubtful receivables	671	120	(62)	729

II-1