Form 10-Q
period 2003-06-29
BIG 5 CORP /CA/
filed 2003-08-13
CIK 901138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ______________

Commission file number: 333-43129

BIG 5 CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-1854273

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 East E1 Segundo Boulevard
E1 Segundo, California	90245

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 536-0611

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     There were 1,000 shares of common stock with a par value of $0.01 per share outstanding at August 13, 2003.

     The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

BIG 5 CORP.

BIG 5 CORP.

Condensed Balance Sheets
(unaudited)
(dollars in thousands)

	June 29,	December 29,
	2003	2002

Assets
Current assets:
Cash	$6,790	$8,560
Trade and other receivables	5,750	9,057
Merchandise inventories	184,977	169,529
Prepaid expenses	2,216	2,385

Total current assets	199,733	189,531

Net property and equipment	42,515	45,104
Deferred income taxes, net	10,349	10,349
Leasehold interest	4,914	5,811
Other assets, at cost	2,342	2,557
Due from parent	12,621	13,408
Goodwill	4,433	4,433

Total assets	$276,907	$271,193

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$65,535	$67,938
Accrued expenses	47,304	58,688

Total current liabilities	112,839	126,626

Deferred rent	11,546	11,525
Long-term debt	134,947	125,131

Total liabilities	259,332	263,282

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	40,639	40,639
Accumulated deficit	(23,064)	(32,728)

Total stockholder’s equity	17,575	7,911

Total liabilities and stockholder’s equity	$276,907	$271,193

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Condensed Statements of Operations
(unaudited)
(dollars in thousands)

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net sales	$170,125	$162,703	334,642	$319,836
Cost of goods sold, buying and occupancy	107,530	103,070	214,195	205,196

Gross profit	62,595	59,633	120,447	114,640

Operating expenses:
Selling and administrative	46,521	43,265	91,643	85,287
Depreciation and amortization	2,527	2,461	5,043	4,822

Total operating expenses	49,048	45,726	96,686	90,109

Operating income	13,547	13,907	23,761	24,531
Premium (discount) and unamortized financing fees related to redemption of debt	—	—	1,483	(2)
Interest expense, net	2,921	3,334	5,898	6,710

Income before income taxes	10,626	10,573	16,380	17,823
Income taxes	4,357	4,335	6,716	7,308

Net income	$6,269	$6,238	9,664	$10,515

See accompanying notes to condensed financial statements.

BIG 5 CORP.

Condensed Statements of Cash Flows
(unaudited)
(dollars in thousands)

	26 Weeks Ended

	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$9,664	$10,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,043	4,822
Amortization of deferred finance charge and discounts	303	(145)
Premium (discount) and unamortized financing fees related to redemption of debt	1,483	(2)
Loss on disposal of equipment and leasehold interest	140	—
Change in assets and liabilities:
Merchandise inventories	(15,448)	(17,529)
Trade accounts receivable, net	3,307	2,947
Prepaid expenses and other assets	(288)	(2,703)
Accounts payable	1,241	12,848
Accrued expenses	(11,384)	(10,768)

Net cash used in operating activities	(5,939)	(15)

Cash flows from investing activities:
Purchase of property and equipment	(1,676)	(2,692)
Purchase of parent senior discount notes	—	(2,535)
Repayment of loan due from parent	787	—

Net cash used in investing activities	(889)	(5,227)

Cash flows from financing activities:
Net borrowings under revolving credit facilities, and other	26,153	3,722
Repurchase of senior notes	(21,095)	(500)

Net cash provided by financing activities	5,058	3,222

Net decrease in cash	(1,770)	(2,020)

Cash at beginning of period	8,560	7,865

Cash at end of period	$6,790	$5,845

Supplemental disclosures of cash flow information:
Interest paid	$5,933	$6,531

Income taxes paid	$6,665	$8,308

See accompanying notes to condensed financial statements.

BIG 5 CORP.

Notes to Unaudited Condensed Financial Statements

(1)	Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 275 stores at June 29, 2003 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are wholly owned by Big 5 Sporting Goods Corporation, our parent company.

     In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) the financial position as of June 29, 2003 and December 29, 2002 and the results of operations and cash flows for the periods ended June 29, 2003 and June 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

     In January 2003, we adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides that the gain or loss recognized upon early debt extinguishment may no longer be classified as extraordinary, but rather must be recognized as a component of net income before extraordinary items, if any. We recognized $1.5 million and ($0.2) million in premium (discount) and related unamortized financing fees in the 26 weeks ended June 29, 2003 and June 30, 2002, respectively. The $1.5 million charge in the first 26 weeks of 2003 resulted from a $1.1 million premium related to the redemption of $20.0 million face value of our senior notes and the related carrying value of applicable deferred financing costs which totaled $0.4 million in the first quarter of 2003. The $0.2 million gain in the first 26 weeks of 2002 resulted from the repurchase of $0.5 million face value of our senior notes in the first quarter of 2002.

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

Gross Profit

     Gross profit is comprised of net sales less all costs of sales, including the cost of merchandise, inventory writedowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for our buying personnel and store and allocated corporate office occupancy costs. Store and corporate office occupancy costs include rent, contingent rents, common area maintenance, real estate property taxes and property insurance.

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

13 Weeks Ended June 29, 2003 Compared to 13 Weeks Ended June 30, 2002

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended

	June 29, 2003		June 30, 2002

	(unaudited)
	(dollars in thousands)
Net sales	$170,125	100.0%	$162,703	100.0%
Cost of sales	107,530	63.2	103,070	63.3

Gross profit	62,595	36.8	59,633	36.7

Operating expenses:
Selling and administrative	46,521	27.3	43,265	26.6
Depreciation and amortization	2,527	1.5	2,461	1.5

Total operating expense	49,048	28.8	45,726	28.1

Operating income	13,547	8.0	13,907	8.6
Interest expense, net	2,921	1.7	3,334	2.1

Income before income tax expense	10,626	6.3	10,573	6.5
Income tax expense	4,357	2.6	4,335	2.7

Net income	$6,269	3.7%	$6,238	3.8%

     1.     Net Sales. Net sales increased by $7.4 million, or 4.6%, to $170.1 million in the 13 weeks ended June 29, 2003 from $162.7 million in the same period last year. This growth reflected an increase of $1.5 million in same store sales and an increase of $6.2 million in new store sales, which reflected the opening of 15 new stores since March 31, 2002. The remaining variance was attributable to net sales from closed stores. Same store sales increased 0.9% in the 13 weeks ended June 29, 2003 versus the same period last year, representing the thirtieth consecutive quarterly increase in same store sales over comparable prior periods. This 0.9% increase in same store sales was primarily attributable to higher sales in our apparel and hardgoods categories which were partially offset by a slight decrease in our footwear category. Store count at June 29, 2003 was 275 versus 261 at June 30, 2002. We opened no new stores in the 13 weeks ended June 29, 2003 and we opened one new store in the 13 weeks ended June 30, 2002. We expect to open approximately 16 to 18 new stores during the remainder of fiscal 2003.

     2.     Gross Profit. Gross profit increased by $3.0 million, or 5.0%, to $62.6 million in the 13 weeks ended June 29, 2003 from $59.6 million in the same period last year. Gross profit margin was 36.8% in the 13 weeks ended June 29, 2003 compared to 36.7% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved product selling margin comparisons. These increases were partially offset by higher occupancy and distribution center costs when measured as a percentage of sales resulting from a smaller than expected growth in net sales.

     3.     Selling and Administrative. Selling and administrative expenses increased by $3.3 million, or 7.5%, to $46.5 million in the 13 weeks ended June 29, 2003 from $43.3 million in the same period last year. The increase was primarily due to a $2.0 million increase in store related expenses primarily resulting from supporting our store growth and increased employee health benefit costs. Other factors impacting the increase were higher advertising expenses of $0.7 million which resulted from supporting our store growth and the timing of the Easter holiday between periods. When measured as a percentage of net sales, selling and administrative expenses were 27.3% for the 13 weeks ended June 29, 2003 compared to 26.6% for the same period last year.

     4.     Depreciation and Amortization. Depreciation and amortization expense remained flat at $2.5 million for the 13 weeks ended June 29, 2003 and the same period last year.

     5.     Interest Expense, Net. Interest expense, net decreased by $0.4 million, or 12.4%, to $2.9 million in the 13 weeks ended June 29, 2003 from $3.3 million in the same period last year. This decrease reflected lower average interest rates on our credit facility in the 13 weeks ended June 29, 2003 versus the 13 weeks ended June 30, 2002 and lower average interest costs associated with the use of borrowings from our credit facility to redeem $20.0 million of our senior notes during the first quarter of 2003.

     6.     Income Taxes. Provision for income taxes was $4.4 million for the 13 weeks ended June 29, 2003 and $4.3 million for the 13 weeks ended June 30, 2002. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

26 Weeks Ended June 29, 2003 Compared to 26 Weeks Ended June 30, 2002

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	26 Weeks Ended

	June 29, 2003		June 30, 2002

	(unaudited)
	(dollars in thousands)
Net sales	$334,642	100.0%	$319,836	100.0%
Cost of sales	214,195	64.0	205,196	64.2

Gross profit	120,447	36.0	114,640	35.8

Operating expenses:
Selling and administrative	91,643	27.4	85,287	26.6
Depreciation and amortization	5,043	1.5	4,822	1.5

Total operating expense	96,686	28.9	90,109	28.1

Operating income	23,761	7.1	24,531	7.7

Premium and unamortized financing fees related to redemption of debt	1,483	0.4	(2)	0.0
Interest expense, net	5,898	1.8	6,710	2.1

Income before income tax expense	16,380	4.9	17,823	5.6
Income tax expense	6,716	2.0	7,308	2.3

Net income	$9,664	2.9%	$10,515	3.3%

     1.     Net Sales. Net sales increased by $14.8 million, or 4.6%, to $334.6 million in the first 26 weeks of 2003 from $319.8 million in the same period last year. This growth reflected an increase of $2.4 million in same store sales and an increase of $12.3 million in new store sales, which reflected the opening of one new store during the first 26 weeks of 2003 and 15 new stores in fiscal 2002. The remaining variance was attributable to net sales from closed stores. Same store sales increased 0.8% in the first 26 weeks of 2003 versus the same period last year. The increase in same store sales was attributable to higher sales in each of our three major categories, apparel, footwear and hardgoods. Store count at June 29, 2003 was 275 versus 261 at June 30, 2002. We opened one new store and closed one store in the first 26 weeks of 2003 and we opened one new store in the first 26 weeks of 2002. We expect to open approximately 16 to 18 new stores during the remainder of fiscal 2003.

     2.     Gross Profit. Gross profit increased by $5.8 million, or 5.1%, to $120.4 million in the first 26 weeks of 2003 from $114.6 million in the same period last year. Gross profit margin was 36.0% in the first 26 weeks of 2003 compared to 35.8% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories, including favorable comparisons in our footwear and hardgoods categories which were partially offset by higher occupancy and distribution center costs when measured as a percentage of sales resulting from a smaller than expected growth in net sales.

     3.     Selling and Administrative. Selling and administrative expenses increased by $6.4 million, or 7.5%, to $91.6 million in the first 26 weeks of 2003 from $85.3 million in the same period last year. The increase was primarily due to a $4.8 million increase in store related expenses primarily resulting from supporting our store growth and increased employee health benefit costs. Other factors impacting the increase were higher advertising expenses of $0.9 million which resulted from supporting our store growth. When measured as a percentage of net sales, selling and administrative expenses were 27.4% for the first 26 weeks of 2003 compared to 26.6% for the same period last year.

     4.     Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million, or 4.6%, to $5.0 million in the first 26 weeks of 2003 from $4.8 million in the same period last year.

     5.     Premium (Discount) and Unamortized Financing Fees Related to Redemption of Debt. Premium and unamortized financing fees related to redemption of debt were $1.5 million in the first 26 weeks of 2003 versus ($0.2) million in the first 26 weeks of 2002. The $1.5 million charge in the first 26 weeks of 2003 resulted from a $1.1 million premium related to the redemption of $20.0 million face value of our senior notes and the related carrying value of applicable deferred financing costs which totaled $0.4 million in the first quarter of 2003. The ($0.2) million gain in the first 26 weeks of 2002 resulted from the repurchase of $0.5 million face value of our senior notes in the first quarter of 2002.

     6.     Interest Expense, Net. Interest expense, net decreased by $0.8 million, or 12.1%, to $5.9 million in the first 26 weeks of 2003 from $6.7 million in the same period last year. This decrease reflected lower average interest rates on our credit facility in the first 26 weeks of 2003 versus the first 26 weeks of 2002 and lower average interest costs associated with the use of borrowings from our credit facility to redeem $20.0 million of our senior notes during the first quarter of 2003.

     7.     Income Taxes. Provision for income taxes was $6.7 million for the first 26 weeks of 2003 and $7.3 million for the first 26 weeks of 2002. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash used in operating activities for the first 26 weeks of 2003 and 2002 was $5.9 million and $ 0.0 million, respectively. The change between periods primarily reflects timing of working capital requirements partially offset by higher net income in the first 26 weeks of 2003.

     Capital expenditures for the first 26 weeks of 2003 and 2002 were $1.7 million and $2.7 million, respectively. We expect capital expenditures for the remaining 26 weeks of 2003 will range from $10.0 to $11.0 million, primarily to fund the opening of approximately 16 to 18 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $0.4 million), working capital (approximately $0.4 million, net of amount financed by vendors through trade payables, which is typically one-third) and real estate (leased “built-to-suit” locations).

     Net cash provided by financing activities for the first 26 weeks of 2003 and 2002 was $5.1 million and $3.2 million, respectively. As of June 29, 2003, we had borrowings of $52.1 million and letter of credit commitments of $5.4 million outstanding under our credit facility and $82.8 million of our senior notes outstanding. These balances compare to borrowings of $29.4 million and letter of credit commitments of $4.5 million outstanding under our credit facility and $103.3 million of our senior notes outstanding as of June 30, 2002. In the first quarter of 2003 we redeemed $20.0 million face value of our senior notes. In the 26 weeks ended June 30, 2002, we repurchased $2.8 million face value of our parent’s senior discount notes and $0.5 million face value of our senior notes. We had cash of $6.8 million and $5.8 million at June 29, 2003 and June 30, 2002, respectively.

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

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

				4-5	After 5
	Total	1 Year	1-3 Years	Years	Years

	(in thousands)
Long-term debt	$82,852	$—	$—	$82,852	$—
Revolving credit facility	52,077	—	52,077	—	—
Letters of credit	5,392	5,392	—	—	—
Operating lease commitments	267,257	36,855	69,844	54,710	105,848

Total	$407,578	$42,247	$121,921	$137,562	$105,848

     Long-term debt consists of our senior notes that mature on November 13, 2007. We expect to repay our senior notes by the maturity date using a combination of drawings under our existing or replacement credit facility, expansion of our credit facility or replacement of the credit facility and the issuance of debt or equity securities. The senior notes are general unsecured obligations, which rank senior in right of payment to all of our existing and future subordinated indebtedness and pari passu in right of payment with all of our current and future unsubordinated indebtedness, subject to the security interests that have been granted in substantially all of our assets in connection with our amended and restated credit facility.

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

     We had a five-year, non-amortizing $125.0 million revolving credit facility, which was amended and restated to a three-year non-amortizing $140.0 million revolving credit facility in the first quarter of 2003. The amended and restated credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. We may terminate the amended and restated credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2006, we must pay an early termination fee. Unless it is terminated, the amended and restated credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The amended and restated credit facility is secured by a first priority security interest in substantially all of our assets.

     The amended and restated credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the JPMorgan Chase Bank prime lending rate and a ceiling of LIBOR plus 2.50% or the JPMorgan Chase Bank prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names) of ours. At June 29, 2003, loans under the amended and restated credit facility bear interest at a rate of LIBOR (1.10% at June 29, 2003) plus 1.50% or the JPMorgan Chase Bank prime lending rate (4.25% at June 29, 2003). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the amended and restated credit facility. On June 29, 2003, we had $52.1 million in LIBOR and prime lending rate borrowings and letters of credit of $5.4 million outstanding. Our maximum eligible borrowing available under the amended and restated credit facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the amended and restated credit facility amounted to $59.8 million at June 29, 2003.

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

     We have a substantial amount of debt. As of June 29, 2003, the aggregate principal amount of our outstanding indebtedness was approximately $134.9 million. Our highly leveraged financial position means:

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

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 6.0% of our total purchases during the twelve months ended June 29, 2003, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 36.2% of our total purchases during the twelve months ended June 29, 2003. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. In August 2002, we entered into a two-year lease for an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. In addition, because of limited capacity at the current distribution center, we will need to build a replacement distribution center in the next 15 to 18 months. Any disruption to, or delay in, this process could harm our future operations.

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

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority and Gart Sports Company completed a merger in August 2003. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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

     Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors, and customers, which could significantly impact our net sales, costs and expenses and financial condition. The threat of terrorist attacks in the United States since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. The military action taken by the United States and its allies against the government of Iraq could have a short or long term negative economic impact upon the financial markets and our business in general.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2003 as compared to the rate at June 29, 2003, our interest expense for 2003 would increase $0.5 million based on the outstanding balance of our credit facility at June 29, 2003. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In August 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our August 2003 evaluation. Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

PART II – OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds

     The registrant meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Item 3. Defaults Upon Senior Securities

     The registrant meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Item 4. Submission of Matters to a Vote of Security Holders

     The registrant meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

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

BIG 5 CORP.,
a Delaware corporation

Date: August 13, 2003	By:	/s/ Steven G. Miller

Steven G. Miller
President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Charles P. Kirk

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

Date: August 13, 2003

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

Date: August 13, 2003

/s/ Charles P. Kirk Charles P. Kirk Senior Vice President and Chief Financial Officer