Form 10-Q
period 2003-09-28
BIG 5 CORP /CA/
filed 2003-11-12
CIK 901138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

     There were 1,000 shares of common stock with a par value of $0.01 per share outstanding at November 12, 2003.

     The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

BIG 5 CORP.

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1	Condensed Financial Statements (unaudited)
	Condensed Balance Sheets	3
	Condensed Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to Condensed Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	26
Item 2	Changes in Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 4	Submission of Matters to a Vote of Security Holders	26
Item 5	Other Information	26
Item 6	Exhibits and Reports on Form 8-K	27
SIGNATURES		28
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

BIG 5 CORP.

Condensed Balance Sheets
(unaudited)
(dollars in thousands)

	September 28,	December 29,
	2003	2002

Assets
Current assets:
Cash	$5,900	$8,560
Trade and other receivables	3,924	9,057
Merchandise inventories	178,381	169,529
Prepaid expenses	2,321	2,385

Total current assets	190,526	189,531

Net property and equipment	43,554	45,104
Deferred income taxes, net	10,349	10,349
Leasehold interest	4,468	5,811
Other assets, at cost	2,337	2,557
Due from parent	12,621	13,408
Goodwill	4,433	4,433

Total assets	$268,288	$271,193

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$52,331	$54,813
Accrued expenses	63,753	71,813

Total current liabilities	116,084	126,626

Deferred rent	11,590	11,525
Long-term debt	116,296	125,131

Total liabilities	243,970	263,282

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	40,639	40,639
Accumulated deficit	(16,321)	(32,728)

Total stockholder’s equity	24,318	7,911

Total liabilities and stockholder’s equity	$268,288	$271,193

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Condensed Statements of Operations
(unaudited)
(dollars in thousands)

	13 Weeks Ended		39 Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net sales	$183,275	170,913	517,917	$490,749
Cost of goods sold, buying and occupancy	118,065	111,806	332,260	317,002

Gross profit	65,210	59,107	185,657	173,747

Operating expenses:
Selling and administrative	48,350	44,009	139,993	129,296
Depreciation and amortization	2,585	2,335	7,628	7,157

Total operating expenses	50,935	46,344	147,621	136,453

Operating income	14,275	12,763	38,036	37,294
Premium (discount) and unamortized financing fees related to redemption of debt	—	—	1,483	(2)
Interest expense, net	2,846	3,485	8,744	10,195

Income before income taxes	11,429	9,278	27,809	27,101
Income taxes	4,686	3,804	11,402	11,112

Net income	$6,743	5,474	16,407	$15,989

See accompanying notes to condensed financial statements.

BIG 5 CORP.

Condensed Statements of Cash Flows
(unaudited)
(dollars in thousands)

	39 Weeks Ended

	September 28,	September 29,
	2003	2002

Cash flows from operating activities:
Net income	$16,407	$15,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,628	7,157
Amortization of deferred finance charge and discounts	452	524
Premium (discount) and unamortized financing fees related to redemption of debt	1,483	(2)
Loss on disposal of equipment and leasehold interest	140	6
Change in assets and liabilities:
Merchandise inventories	(8,852)	(7,450)
Trade accounts receivable, net	5,133	3,288
Prepaid expenses and other assets	(537)	(193)
Accounts payable	(2,482)	(2,736)
Accrued expenses	(4,432)	(3,560)
Legal settlement	—	(2,465)

Net cash provided by operating activities	14,940	10,558

Cash flows from investing activities:
Purchase of property and equipment	(4,810)	(4,447)
Purchase of parent senior discount notes	—	(2,535)
Repayment of loan due from parent	787	(2,691)

Net cash used in investing activities	(4,023)	(9,673)

Cash flows from financing activities:
Dividend to parent	—	(19,000)
Net borrowings under revolving credit facilities, and other	7,518	16,669
Repurchase of senior notes	(21,095)	(500)

Net cash used in financing activities	(13,577)	(2,831)

Net decrease in cash	(2,660)	(1,946)

Cash at beginning of period	8,560	7,865

Cash at end of period	$5,900	$5,919

Supplemental disclosures of cash flow information:
Interest paid	$6,382	$6,906

Income taxes paid	$10,099	$11,842

See accompanying notes to condensed financial statements.

BIG 5 CORP.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 282 stores at September 28, 2003 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are wholly owned by Big 5 Sporting Goods Corporation, our parent company.

     In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with accounting principles generally accepted in the United States of America (GAAP) the financial position as of September 28, 2003 and December 29, 2002 and the results of operations and cash flows for the 13 and 39-week periods ended September 28, 2003 and September 29, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

(4) Vendor Payments

     In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates or allowances. EITF Issue No. 02-16 presumes that cash consideration received from a vendor represents a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless (i) it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or (ii) it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for us in the first quarter of 2003, and had no impact on our financial statements, as we have historically accounted for vendor payments in accordance with the provisions of this standard.

(5) Repurchase of Debt

     In January 2003, we adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides that the gain or loss recognized upon early debt extinguishment may no longer be classified as extraordinary, but rather must be recognized as a component of net income before extraordinary items, if any. We recognized $1.5 million and ($2) thousand in premium (discount) and related unamortized financing fees in the 39 weeks ended September 28, 2003 and September 29, 2002, respectively. The $1.5 million charge in the first 39 weeks of 2003 resulted from a $1.1 million premium related to the redemption of $20.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs which totaled $0.4 million in the first quarter of 2003. The ($2) thousand gain in the first 39 weeks of 2002 resulted from the repurchase of $0.5 million face value of our 10.875% senior notes in the first quarter of 2002.

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

Depreciation and Amortization

     Depreciation and amortization consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us, amortization of leasehold interest and non-cash rent expense.

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

     13 Weeks Ended September 28, 2003 Compared to 13 Weeks Ended September 29, 2002

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended

	September 28, 2003		September 29, 2002

		(unaudited)
		(dollars in thousands)
Net sales	$183,275	100.0%	$170,913	100.0%
Cost of sales	118,065	64.4	111,806	65.4

Gross profit	65,210	35.6	59,107	34.6

Operating expenses:
Selling and administrative	48,350	26.4	44,009	25.7
Depreciation and amortization	2,585	1.4	2,335	1.4

Total operating expense	50,935	27.8	46,344	27.1

Operating income	14,275	7.8	12,763	7.5
Interest expense, net	2,846	1.6	3,485	2.1

Income before income tax expense	11,429	6.2	9,278	5.4
Income tax expense	4,686	2.5	3,804	2.2

Net income	$6,743	3.7%	$5,474	3.2%

     1. Net Sales. Net sales increased by $12.4 million, or 7.2%, to $183.3 million in the 13 weeks ended September 28, 2003 from $170.9 million in the same period last year. This growth reflected an increase of $5.6 million in same store sales and an increase of $7.1 million in new store sales, which reflected the opening of 21 new stores since June 30, 2002. The remaining variance was attributable to net sales from closed stores. Same store sales increased 3.3% in the 13 weeks ended September 28, 2003 versus the same period last year, representing the thirty-first consecutive quarterly increase in same store sales over comparable prior periods. This 3.3% increase in same store sales was attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel, with the apparel category providing the strongest performance. Store count at September 28, 2003 was 282 versus 265 at September 29, 2002. We opened seven new stores in the 13 weeks ended September 28, 2003 and we opened four new stores in the 13 weeks ended September 29, 2002. We expect to open eleven new stores during the remainder of fiscal 2003. Subsequent to September 28, 2003, there were a significant number of fires throughout the Southern California region. While we initially saw a slight decrease in our sales as a result of the fires, we do not believe these fires will have a significant impact on our fourth quarter or full fiscal year sales.

     2. Gross Profit. Gross profit increased by $6.1 million, or 10.3%, to $65.2 million in the 13 weeks ended September 28, 2003 from $59.1 million in the same period last year. Gross profit margin was 35.6% in the 13 weeks ended September 28, 2003 compared to 34.6% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved product selling margin comparisons in each of our three major product categories. These increases were partially offset by a 0.1% increase in distribution costs when measured as a percentage of sales resulting primarily from increased trucking-related costs.

     3. Selling and Administrative. Selling and administrative expenses increased by $4.3 million, or 9.9%, to $48.4 million in the 13 weeks ended September 28, 2003 from $44.0 million in the same period last year. The increase was driven by a $2.5 million increase in store-related expenses primarily resulting from the need to support our store growth, increased employee health benefit costs, increased workers’ compensation costs and higher credit and debit card fees related to increased use of credit and debit cards by our customers. Our advertising expenses increased by $1.6 million due to a difference in the timing of advertising expenses, an increase in the number of stores since the same period last year, and a printing cost credit recorded in the third quarter of last year. When measured as a percentage of net sales, selling and administrative expenses were 26.4% for the 13 weeks ended September 28, 2003 compared to 25.7% for the same period last year.

     4. Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 10.7%, to $2.6 million for the 13 weeks ended September 28, 2003 from $2.3 million for the same period last year, primarily due to the increase in store count to 282 stores at the end of the third quarter of fiscal 2003 from 265 stores at the end of the third quarter of fiscal 2002.

     5. Interest Expense, Net. Interest expense, net decreased by $0.7 million, or 18.3%, to $2.8 million in the 13 weeks ended September 28, 2003 from $3.5 million in the same period last year. This decrease reflected lower overall debt balances in the 13 weeks ended September 28, 2003 versus the 13 weeks ended September 29, 2002, lower average interest rates on our credit facility in the 13 weeks ended September 28, 2003 versus the 13 weeks ended September 29, 2002, and lower average interest costs associated with the use of borrowings from our credit facility to redeem $20.0 million of our 10.875% senior notes during the first quarter of fiscal 2003.

     6. Income Taxes. Provision for income taxes was $4.7 million for the 13 weeks ended September 28, 2003 and $3.8 million for the 13 weeks ended September 29, 2002. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

39 Weeks Ended September 28, 2003 Compared to 39 Weeks Ended September 29, 2002

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	39 Weeks Ended

	September 28, 2003		September 29, 2002

		(unaudited)
		(dollars in thousands)
Net sales	$517,917	100.0%	$490,749	100.0%
Cost of sales	332,260	64.2	317,002	64.6

Gross profit	185,657	35.8	173,747	35.4

Operating expenses:
Selling and administrative	139,993	27.0	129,296	26.3
Depreciation and amortization	7,628	1.5	7,157	1.5

Total operating expense	147,621	28.5	136,453	27.8

Operating income	38,036	7.3	37,294	7.6

Premium and unamortized financing fees related to redemption of debt	1,483	0.2	(2)	0.0
Interest expense, net	8,744	1.7	10,195	2.1

Income before income tax expense	27,809	5.4	27,101	5.5
Income tax expense	11,402	2.2	11,112	2.3

Net income	$16,407	3.2%	$15,989	3.3%

     1. Net Sales. Net sales increased by $27.2 million, or 5.5%, to $517.9 million in the first 39 weeks of fiscal 2003 from $490.7 million in the same period last year. This growth reflected an increase of $8.0 million in same store sales and an increase of $19.4 million in new store sales, which reflected the opening of eight new stores during the first 39 weeks of fiscal 2003 and 15 new stores in fiscal 2002. The remaining variance was attributable to net sales from closed stores. Same store sales increased 1.6% in the first 39 weeks of fiscal 2003 versus the same period last year. The increase in same store sales was attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel, with the apparel category providing the strongest performance. Store count at September 28, 2003 was 282 versus 265 at September 29, 2002. We opened eight new stores and closed one store in the first 39 weeks of fiscal 2003 and we opened five new stores in the first 39 weeks of fiscal 2002. We expect to open approximately eleven new stores during the remainder of fiscal 2003. Subsequent to September 28, 2003, there were a significant number of fires throughout the Southern California region. While we initially saw a slight decrease in our sales as a result of the fires, we do not believe these fires will have a significant impact on our fourth quarter or full fiscal year sales.

     2. Gross Profit. Gross profit increased by $12.0 million, or 6.9%, to $185.7 million in the first 39 weeks of fiscal 2003 from $173.7 million in the same period last year. Gross profit margin was 35.8% in the first 39 weeks of fiscal 2003 compared to 35.4% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved selling margins in each of our three major product categories, partially offset by higher occupancy and distribution center costs when measured as a percentage of sales resulting from a smaller than expected growth in net sales.

     3. Selling and Administrative. Selling and administrative expenses increased by $10.7 million, or 8.3%, to $140.0 million in the first 39 weeks of 2003 from $129.3 million in the same period last year. The increase was driven by a $7.0 million increase in store-related expenses primarily resulting from the need to support our store growth, increased employee health benefit costs, increased workers’ compensation costs and higher credit and debit card fees related to increased use of credit and debit cards by our customers. Our advertising expenses increased by $2.5 million due to our store growth and a printing cost credit received in the third quarter of last year. When measured as a percentage of net sales, selling and administrative expenses were 27.0% for the first 39 weeks of 2003 compared to 26.3% for the same period last year.

     4. Depreciation and Amortization. Depreciation and amortization expense increased by $0.4 million, or 6.6%, to $7.6 million in the first 39 weeks of fiscal 2003 from $7.2 million in the same period last year, primarily due to the increase in store count to 282 stores at the end of the third quarter of fiscal 2003 from 265 stores at the end of the third quarter of fiscal 2002.

     5. Premium (Discount) and Unamortized Financing Fees Related to Redemption of Debt. Premium and unamortized financing fees related to redemption of debt were $1.5 million in the first 39 weeks of 2003 versus ($2) thousand in the first 39 weeks of 2002. The $1.5 million charge in the first 39 weeks of 2003 resulted from a $1.1 million premium related to the redemption of $20.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs which totaled $0.4 million in the first quarter of 2003. The ($2) thousand gain in the first 39 weeks of 2002 resulted from the repurchase of $0.5 million face value of our 10.875% senior notes in the first quarter of 2002.

     6. Interest Expense, Net. Interest expense, net decreased by $1.5 million, or 14.2%, to $8.7 million in the first 39 weeks of fiscal 2003 from $10.2 million in the same period last year. This decrease reflected lower interest rates on our credit facility in the first 39 weeks of fiscal 2003 versus the first 39 weeks of fiscal 2002 and lower average interest costs associated with the use of borrowings from our credit facility to redeem $20.0 million of our 10.875% senior notes during the first quarter of fiscal 2003.

     7. Income Taxes. Provision for income taxes was $11.4 million for the first 39 weeks of fiscal 2003 and $11.1 million for the first 39 weeks of fiscal 2002. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities for the first 39 weeks of fiscal 2003 and fiscal 2002 was $14.9 million and $10.6 million, respectively. The change between periods primarily reflects higher net income in the first 39 weeks of fiscal 2003 and the payment of a legal settlement of a wage/hour class action lawsuit during the 39 weeks ended September 29, 2002.

     Capital expenditures for the first 39 weeks of fiscal 2003 and 2002 were $4.8 million and $4.4 million, respectively. We expect capital expenditures for the remaining 13 weeks of fiscal 2003 will range from $6.0 to $7.0 million, primarily to fund the opening of 11 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $0.4 million), working capital (approximately $0.4 million, net of amount financed by vendors through trade payables, which is typically one-third) and real estate (leased “built-to-suit” locations). Based on our expected net sales and store growth, we currently plan to replace our existing distribution center during the next 15 to 18 months at a cost of approximately $15 million. We expect to fund these capital expenditures from operating cash flows and borrowings under our revolving credit facility. We anticipate that these expenditures will be incurred primarily in the fourth quarter of fiscal 2004 and the first half of fiscal 2005.

     Net cash used in other investing activities of ($5.2) million during the 39 weeks ended September 28, 2002 related to the $2.5 million purchase of our parent's senior discount notes in the first quarter of 2002 and $2.7 million loaned to our parent in conjunction with its initial public offering. Net cash used in other investing activities of $0.8 million during the 39 weeks ended September 29, 2003 represents a partial loan repayment by our parent.

     Net cash used in financing activities for the first 39 weeks of 2003 and 2002 was $13.6 million and $2.8 million, respectively. As of September 28, 2003, we had borrowings of $33.4 million and letter of credit commitments of $5.8 million outstanding under our credit facility and $82.9 million of our 10.875% senior notes outstanding. These balances compare to borrowings of $44.7 million and letter of credit commitments of $7.9 million outstanding under our credit facility and $103.3 million of our 10.875% senior notes outstanding as of September 29, 2002. In the 39 weeks ended September 29, 2002, we repurchased $2.8 million face value of our parent’s senior discount notes and $0.5 million face value of our 10.875% senior notes. In the first quarter of fiscal 2003 we redeemed $20.0 million face value of our 10.875% senior notes. We had cash of $5.9 million at both September 28, 2003 and September 29, 2002.

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

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt	$82,870	$—	$—	$82,870	$—
Revolving credit facility	33,426	—	33,426	—	—
Letters of credit	5,834	5,834	—	—	—
Operating lease commitments	267,257	36,855	69,844	54,710	105,848

Total	$389,387	$42,689	$103,270	$137,580	$105,848

     Long-term debt consists of our 10.875% senior notes that mature on November 13, 2007. We expect to repay our senior notes by the maturity date using a combination of drawings under our credit facility, an expansion or replacement of the credit facility, and the issuance of debt or equity securities. The senior notes are general unsecured obligations, which rank senior in right of payment to all of our existing and future subordinated indebtedness and pari passu in right of payment with all of our current and future unsubordinated indebtedness, subject to the security interests that have been granted in substantially all of our assets in connection with our credit facility.

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

     We had a five-year, non-amortizing $125.0 million revolving credit facility, which was amended and restated to a three-year non-amortizing $140.0 million revolving credit facility in the first quarter of 2003. The credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. We may terminate the credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2006, we must pay an early termination fee. Unless it is terminated, the credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The facility is secured by a first priority security interest in substantially all of our assets.

     The credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the JPMorgan Chase Bank prime lending rate and a ceiling of LIBOR plus 2.50% or the JPMorgan Chase Bank prime lending rate plus 0.75%, and is secured by our trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names). At September 28, 2003, loans under the credit facility bear interest at a rate of LIBOR (1.12% at September 28, 2003) plus 1.50% or the JPMorgan Chase Bank prime lending rate (4.00% at September 28, 2003). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the credit facility. On September 28, 2003, we had $33.4 million in LIBOR and prime lending rate borrowings and letters of credit of $5.8 million outstanding. Our maximum eligible borrowing available under the credit facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the credit facility amounted to $67.3 million at September 28, 2003.

     Our parent recently announced that we will redeem $35 million principal amount of our 10.875% senior notes due 2007, using borrowings available under our credit facility. Following the redemption, which is scheduled to be completed in early December 2003, the outstanding balance of our 10.875% senior notes will be reduced to a face amount of $48.1 million from an original face amount of $131 million when the notes were first issued in November 1997.

     Our credit facility and the indenture governing our senior notes contain various financial and other covenants, including covenants that require us to maintain various financial ratios, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our credit facility and the indenture governing our senior notes also restrict our ability to engage in mergers or acquisitions, sell assets or pay dividends. We are currently in compliance with all covenants under our credit facility and the indenture governing our senior notes.

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

SEASONALITY

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2002, we generated 26.5% of our net sales and 35.2% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

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

     We have a substantial amount of debt. As of September 28, 2003, the aggregate principal amount of our outstanding indebtedness was approximately $116.3 million. Our highly leveraged financial position means:

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

     Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, the increasing cost of electricity and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, such as those that occurred in the winter of 2002-2003, inclement weather or other localized conditions such as flooding, fires (such as the recent major fires), earthquakes or electricity blackouts could harm our operations. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

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

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 6.2% of our total purchases during the twelve months ended September 28, 2003, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 35.9% of our total purchases during the twelve months ended September 28, 2003. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

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

Because an equity owner of a substantial stockholder of our parent is a member of the board of directors of one of our competitors, there may be conflicts of interest.

     Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., holds approximately 27% of our parent’s outstanding common stock and also holds approximately 12.8% of the outstanding common stock of The Sports Authority, Inc., one of our competitors. John G. Danhakl, an equity owner of Leonard Green & Partners, L.P., currently serves on our parent’s board of directors. Jonathan D. Sokoloff, an equity owner of Leonard Green & Partners, L.P. and a former member of our parent’s board of directors, currently serves on The Sports Authority, Inc.’s board of directors. Mr. Danhakl may have conflicts of interest with respect to certain matters affecting us, including the pursuit of certain business opportunities presented to Leonard Green & Partners, L.P. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

     The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission (the “SEC”), have required and will require changes in some of our corporate governance practices. The Act also requires the SEC to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, Nasdaq has proposed revisions to its requirements for companies that are quoted on The Nasdaq Stock Market, Inc.’s National Market. We expect these new rules and regulations may increase our legal and financial compliance costs and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, depending in part on overall conditions in that insurance market, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2002, we generated 26.5% of our net sales and 35.2% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

     The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

•	other traditional sporting goods stores and chains;

•	mass merchandisers, discount stores and department stores, such as Wal-Mart, Kmart, Target, JC Penney and Sears;

•	specialty sporting goods shops and pro shops, such as The Athlete’s Foot and Foot Locker;

•	sporting goods superstores, such as The Sports Authority, Inc., and its other operating units, Oshman’s, Sportmart and Gart Sports Company; and

•	internet retailers.

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority and Gart Sports Company, completed a merger in August 2003 and now operate under the name The Sports Authority, Inc. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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

     Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors, and customers, which could significantly impact our net sales, costs and expenses and financial condition. The threat of terrorist attacks in the United States since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. The military action taken by the United States and its allies in Iraq could have a short or long-term negative economic impact upon the financial markets and our business in general.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2003 as compared to the rate at September 28, 2003, our interest expense for 2003 would increase $0.3 million based on the outstanding balance of our credit facility at September 28, 2003. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 28, 2003. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since September 28, 2003, the date as of which our disclosure controls and procedures were last evaluated.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On November 5, 2003, our parent announced that we will redeem $35 million principal amount of our 10.875% senior notes due 2007, using funds available under our revolving credit facility. Following the redemption, which is scheduled to be completed in early December 2003, the outstanding balance of our 10.875% senior notes will be reduced to a face amount of $48.1 million from an original face amount of $131 million when the notes were issued in November 1997.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 CORP., a Delaware corporation

Date: November 12, 2003	By:	/s/ Steven G. Miller

Steven G. Miller
President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ Charles P. Kirk

Charles P. Kirk
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)