Form 10-Q
period 2004-03-28
BIG 5 CORP /CA/
filed 2004-05-12
CIK 901138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number: 333-43129

BIG 5 CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-1854273

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 El Segundo Boulevard
El Segundo, California	90245

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 536-0611

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     There were 1,000 shares of common stock with a par value of $0.01 per share outstanding at April 30, 2004.

     The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

BIG 5 CORP.

BIG 5 CORP.

Condensed Consolidated Balance Sheets
(unaudited)
(dollars in thousands)

	March 28,	December 28,
	2004	2003
Assets
Current assets:
Cash	$11,907	$8,980
Trade and other receivables	6,305	11,522
Merchandise inventories	188,691	179,555
Prepaid expenses	4,068	5,016

Total current assets	210,971	205,073

Net property and equipment	46,069	46,952
Deferred income taxes, net	9,320	9,628
Leasehold interest	3,562	4,022
Other assets, at cost	1,591	1,865
Due from parent	4,222	3,991
Goodwill	4,433	4,433

Total assets	$280,168	$275,964

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$70,462	$76,005
Accrued expenses	48,155	54,420

Total current liabilities	118,617	130,425

Deferred rent	11,639	11,654
Long-term debt	108,914	99,686

Total liabilities	239,170	241,765

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	40,639	40,639
Retained earnings (accumulated deficit)	359	(6,440)

Total stockholder’s equity	40,998	34,199

Total liabilities and stockholder’s equity	$280,168	$275,964

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Condensed Consolidated Statements of Operations
(unaudited)
(dollars in thousands)

	13 Weeks Ended
	March 28,	March 30,
	2004	2003
Net sales	$181,005	$164,517
Cost of goods sold, buying and occupancy	115,366	106,665

Gross profit	65,639	57,852

Operating expenses:

Selling and administrative	49,580	45,122
Depreciation and amortization	2,791	2,516

Total operating expenses	52,371	47,638

Operating income	13,268	10,214
Premium and unamortized financing fees related to redemption of debt	—	1,483
Interest expense, net	1,936	2,977

Income before income taxes	11,332	5,754

Income taxes	4,533	2,359

Net income	$6,799	$3,395

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Condensed Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)

	13 Weeks Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net income	$6,799	$3,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,791	2,654
Amortization of deferred finance charge and discounts	113	820
Premium and unamortized financing fees related to redemption of debt	—	1,095
Deferred tax provision	308	—
Loss on disposal of equipment and leasehold interest	174	—
Change in assets and liabilities:
Merchandise inventories	(9,136)	(12,573)
Trade accounts receivable, net	5,217	3,251
Prepaid expenses and other assets	1,109	(151)
Accounts payable	4,593	13,007
Accrued expenses	(6,265)	(5,812)

Net cash provided by operating activities	5,703	5,686

Cash flows from investing activities:
Purchase of property and equipment	(1,637)	(901)
Loan to parent	(231)	787

Net cash used in investing activities	(1,868)	(114)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities, and other	(908)	14,449
Repayment of 10.875% senior notes	—	(21,095)

Net cash used in financing activities	(908)	(6,646)

Net increase / (decrease) in cash	2,927	(1,074)
Cash at beginning of period	8,980	8,560

Cash at end of period	$11,907	$7,486

Supplemental disclosures of cash flow information
Interest paid	$563	$930
Income taxes paid	$3,700	$925

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hard goods, apparel and footwear, operating 294 stores at March 28, 2004 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are wholly owned by Big 5 Sporting Goods Corporation, our parent company. Big 5 Services Corp., our wholly owned subsidiary, began operations at the beginning of fiscal 2004 to centralize the ownership and administration of gift certificates and gift cards.

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) the financial position as of March 28, 2004 and December 28, 2003 and the results of operations and cash flows for the 13 weeks ended March 28, 2004 and March 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

(2) Reclassifications

     Certain prior year balances in the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation.

(3) Stock-Based Compensation

     The employees of Big 5 Corp. participate in the stock-based compensation plan of the parent. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our parent company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. SFAS No. 123 was amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Therefore, compensation expense for stock options issued to employees is recorded on the date of grant only if the then-current market price of the underlying stock exceeded the exercise price. If we had determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income would have been as follows:

	13 Weeks Ended

	March 28, 2004	March 30, 2003

Net income, as reported	$6,799	$3,397
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	159	48

Pro forma net income	$6,640	$3,349

Risk free interest rate	5.2%	3.6%
Expected lives	4 years	4 years
Expected volatility	60%	60%
Expected dividends	—	—

     The assumptions used in the Black Scholes calculations are reflective of the information at the date of grant. There was one grant date during the 13 weeks ended March 28, 2004 and one grant date during the 13 weeks ended March 30, 2003.

(4) Subsequent Event

     On April 15, 2004, we redeemed $15.0 million face value of our 10.875% senior notes due 2007 using borrowings under our credit facility.

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

13 Weeks Ended March 28, 2004 Compared to 13 Weeks Ended March 30, 2003

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	March 28, 2004		March 30, 2003
	(unaudited)
	(dollars in thousands)
Net sales	$181,005	100.0%	$164,517	100.0%
Cost of sales	115,366	63.7	106,665	64.8

Gross profit	65,639	36.3	57,852	35.2

Operating expenses:
Selling and administrative	49,580	27.4	45,122	27.4
Depreciation and amortization	2,791	1.5	2,516	1.6

Total operating expenses	52,371	28.9	47,638	29.0

Operating income	13,268	7.3	10,214	6.2
Premium and unamortized financing fees related to redemption of debt	—	0.0	1,483	0.9
Interest expense, net	1,936	1.1	2,977	1.8

Income before income taxes	11,332	6.3	5,754	3.5
Income taxes	4,533	2.5	2,359	1.4

Net income	$6,799	3.8%	$3,395	2.1%

     1. Net Sales. Net sales increased by $16.5 million, or 10.0%, to $181.0 million in the 13 weeks ended March 28, 2004 from $164.5 million in the same period last year. This growth reflected an increase of $8.5 million in same store sales and an increase of $8.5 million in new store sales, which reflected the opening of three new stores, including two relocated stores, during the first 13 weeks of 2004 and 19 new stores in fiscal 2003. The remaining variance was attributable to net sales from closed stores. Same store sales increased 5.2% in the 13 weeks ended March 28, 2004 versus the same period last year, representing the thirty-third consecutive quarterly increase in same store sales over comparable prior periods. This 5.2% increase in same store sales was attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel. Store count at March 28, 2004 was 294 versus 275 at March 30, 2003. We opened three new stores, two of which were relocations, in the 13 weeks ended March 28, 2004, and we opened one new store and closed one store in the 13 weeks ended March 30, 2003. We expect to open 14 to 19 net new stores during the remainder of fiscal 2004.

     2. Gross Profit. Gross profit increased by $7.8 million, or 13.5%, to $65.6 million in the 13 weeks ended March 28, 2004 from $57.9 million in the same period last year. Gross profit margin was 36.3% in the 13 weeks ended March 28, 2004 compared to 35.2%

in the same period last year. We were able to achieve higher gross profit margins primarily due to improved product selling margin comparisons in each of our three major product categories, partially offset by a 0.1% increase in warehouse and distribution costs when measured as a percentage of sales. The 0.1% increase in warehouse and distribution costs was largely driven by higher warehouse payroll and benefit expenses to support our store growth and to prepare for the new distribution center scheduled to open in fiscal 2005.

     3. Selling and Administrative. Selling and administrative expenses increased by $4.5 million, or 9.9%, to $49.6 million in the 13 weeks ended March 28, 2004 from $45.1 million in the same period last year. The increase was driven by a $2.7 million increase in store-related expenses, including payroll and payroll taxes, as a result of store growth, as well as increased employee health benefit costs and workers’ compensation costs. Advertising expense increased by $0.9 million due to the growth in our store base since the same period last year. When measured as a percentage of net sales, selling and administrative expenses were 27.4% for both the 13 weeks ended March 28, 2004 and the 13 weeks ended March 30, 2003.

     4. Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 10.9%, to $2.8 million for the 13 weeks ended March 28, 2004 from $2.5 million for the same period last year, primarily due to the increase in store count to 294 stores at the end of the first quarter of fiscal 2004 from 275 stores at the end of the first quarter of fiscal 2003.

     5. Premium and Unamortized Financing Fees Related to Redemption of Debt. There were no premium and unamortized financing fees related to redemption of debt in the 13 weeks ended March 28, 2004 versus $1.5 million in the 13 weeks ended March 30, 2003. The $1.5 million charge in the 13 weeks ended March 30, 2003 resulted from the redemption of $20.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $0.4 million in the first quarter of fiscal 2003.

     6. Interest Expense, Net. Interest expense, net, decreased by $1.0 million, or 34.9%, to $1.9 million in the 13 weeks ended March 28, 2004 from $3.0 million in the same period last year. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in the 13 weeks ended March 28, 2004 versus the 13 weeks ended March 30, 2003. Interest expense additionally benefited from the redemption of $55.0 million of our 10.875% senior notes in fiscal 2003 through borrowings from our credit facility.

     7. Income Taxes. Provision for income taxes was $4.5 million for the 13 weeks ended March 28, 2004 and $2.4 million for the 13 weeks ended March 30, 2003. We accrue taxes at the statutory tax rate, which is reevaluated on an ongoing basis by management. In the 13 weeks ended March 28, 2004 we determined the Company’s effective tax rate to be 40%, down from 41% in the 13 weeks ended March 30, 2003, due in part to the growth in our store base outside of California.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities was $5.7 million for the first 13 weeks of both fiscal 2004 and fiscal 2003. Increased working capital requirements between periods to fund store growth were offset by higher net income in the first 13 weeks of fiscal 2004.

     Capital expenditures for the first 13 weeks of fiscal 2004 and 2003 were $1.6 million and $0.9 million, respectively. We expect capital expenditures for the remaining 39 weeks of fiscal 2004 to range from $19.0 to $24.0 million. We expect to spend $9.0 to $12.0 million primarily to fund the opening of approximately 14 to 19 net new stores (which includes store relocations), store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. In addition, we anticipate spending an estimated $10 to $12 million of the approximately $15 million of total capital spending requirements for our planned new distribution center, which is scheduled to be operational in fiscal 2005.

     Net cash used in financing activities for the first 13 weeks of fiscal 2004 and fiscal 2003 was $0.9 million and $6.6 million, respectively. As of March 28, 2004, we had borrowings of $60.9 million and letter of credit commitments of $0.8 million outstanding under our credit facility and $48.1 million of our 10.875% senior notes outstanding. These balances compare to borrowings of $48.7 million and letter of credit commitments of $4.6 million outstanding under our credit facility and $82.8 million of our 10.875% senior notes outstanding as of March 30, 2003. In the first quarter of fiscal 2003 we redeemed $20.0 million face value of our 10.875% senior notes. We had cash of $11.9 million and $7.5 million at March 28, 2004 and March 30, 2003, respectively.

     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled payments under debt obligations for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See “ Risk Factors That May Affect Future Results.”

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt	$48,030	$—	$—	$48,030	$—
Operating lease commitments	270,047	41,024	70,748	58,179	100,096
Revolving credit facility	60,884	—	60,884	—	—
Letters of credit	767	767	—	—	—

Total	$379,728	$41,791	$131,632	$106,209	$100,096

     Long-term debt consists of our 10.875% senior notes that mature on November 13, 2007. We expect to repay our 10.875% senior notes by the maturity date using a combination of cash flow from operations, drawings under our credit facility, an expansion or replacement of our credit facility and the issuance of debt or equity securities. The 10.875% senior notes are general unsecured obligations, which rank senior in right of payment to all of our existing and future subordinated indebtedness and pari passu in right of payment with all of our current and future unsubordinated indebtedness, subject to the security interests that have been granted in substantially all of our assets in connection with our credit facility.

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

     We have a non-amortizing $140.0 million revolving credit facility. The credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. We may terminate the credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2006, we must pay an early termination fee. Unless it is terminated, the credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The facility is secured by a first priority security interest in substantially all of our assets.

     The credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 2.50% or the JP Morgan Chase Bank prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names). At March 28, 2004, loans under the credit facility bear interest at a rate of LIBOR (1.09% at March 28, 2004) plus 1.50% or the JP Morgan Chase Bank prime lending rate (4.00% at March 28, 2004). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the amended and restated credit facility. On March 28, 2004, we had $60.9 million in LIBOR and prime lending rate borrowings and letters of credit of $0.8 million outstanding. Our maximum eligible borrowing available under the credit facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual borrowings and letters of credit outstanding on the credit facility amounted to $60.2 million at March 28, 2004.

     On April 15, 2004, we completed our previously announced redemption of $15 million principal amount of our 10.875% senior notes due 2007, using borrowings available under our credit facility. Following the redemption, the outstanding balance of our 10.875% senior notes was reduced to a face amount of $33.1 million from an original face amount of $131.0 million when the notes were first issued in November 1997.

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

     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. We might not be able to affect these alternative strategies on satisfactory terms, if at all.

SEASONALITY

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2003, we generated 27.0% of our net sales and 35.2% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales, including same store sales, could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

IMPACT OF INFLATION

     We do not believe that inflation has a material impact on our earnings from operations.

FORWARD-LOOKING STATEMENTS

     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, without limitation, the risk factors set forth below and elsewhere in this report and other risks and uncertainties more fully described in our other filings with the Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

     We have a substantial amount of debt. As of March 28, 2004, the aggregate principal amount of our outstanding indebtedness was approximately $108.9 million. Our highly leveraged financial position means:

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

     The terms of our debt instruments impose operating and financial restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create or allow liens, pay dividends, engage in mergers, acquisitions or reorganizations or make specified capital expenditures. For example, our ability to engage in the foregoing transactions will depend upon, among other things, our level of indebtedness at the time of the proposed transaction and whether we are in default under our financing agreements. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us without obtaining consent from our lenders. In addition, our credit facility is secured by a first priority security interest in our trade accounts receivable, merchandise inventories, service marks and trademarks and other general intangible assets, including trade names. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our debt instruments would be entitled to payment in full from our assets before distributions, if any, were made to our stockholder.

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

     In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from our current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from ongoing operations. We face additional challenges in entering new markets, including consumers’ lack of awareness of us, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, our net sales, including same store sales, could decrease and our operating costs could increase.

Because our stores are concentrated in the western United States, we are subject to regional risks.

     Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, electricity and gasoline costs, and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions (such as those that occurred in the winter of 2002-2003), inclement weather or other localized conditions such as flooding, fires (such as the major fires in 2003), earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance, such as the recent rise in California’s workers compensation costs, also can impact our financial results. If the region were to suffer an economic downturn or other adverse regional event, our net sales, including same store sales, and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth, including same store sales growth, and operating results may suffer.

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

     Any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales, including same store sales, and profitability.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 6.5% of our total purchases during the twelve months ended March 28, 2004, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 38.0% of our total purchases during the twelve months ended March 28, 2004. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales, including same store sales, and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales, including same store sales, and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. In August 2002, we entered into a two-year lease for an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. We recently extended the lease on the satellite distribution center until the end of February 2005. In addition, because of limited capacity at the current distribution center, we recently entered into a 10-year lease with three five-year renewal options for a replacement distribution center and expect to begin construction in the second half of fiscal 2004. We anticipate completing the construction of and transition to the new distribution center in fiscal 2005. Any disruption to, or delay in, this process could harm our future operations.

Because equity owners of a significant stockholder of one of our competitors serve on the board of directors of our parent and the board of directors of such competitor, there may be conflicts of interest.

     Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., holds approximately 7.7% of the outstanding common stock of The Sports Authority, Inc., one of our competitors. John G. Danhakl, an equity owner of Leonard Green & Partners, L.P., currently serves on the board of directors of our parent company. Jonathan D. Sokoloff, an equity owner of Leonard Green & Partners, L.P. and a former member of our parent’s board of directors, currently serves on The Sports Authority, Inc.’s board of directors. Mr. Danhakl may have conflicts of interest with respect to certain matters affecting us, including the pursuit of certain business opportunities presented to Leonard Green & Partners, L.P. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

     The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission (the “SEC”), have required and will require changes in some of our and our parent’s corporate governance practices. The Act also requires the SEC to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, Nasdaq has revised its requirements for companies that are quoted on The Nasdaq Stock Market, Inc.’s National Market. The revised Nasdaq requirements apply to our parent company, Big 5 Sporting Goods Corporation. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for our parent to attract and retain qualified members of its board of directors, particularly to serve on its audit committee, and qualified executive officers, which could negatively impact our business.

Risks Related to Our Industry

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales.

     In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales, including same store sales, and profitability could decline.

Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer significantly.

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2003, we generated 27.0% of our net sales and 35.2% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales, including same store sales, could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

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

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority, Inc. and Gart Sports Company (including its other operating units, Oshman’s and Sportmart), completed a merger in August 2003 and now operate under the name The Sports Authority, Inc. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales or same store sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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

     In addition, we sell firearms and ammunition, products associated with an increased risk of injury and related lawsuits. Sales of firearms and ammunition have historically represented less than 5% of our annual net sales. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearms manufacturers and retailers relating to the misuse of firearms. In addition, in the future there may be increased federal, state or local regulation, including taxation, of the sale of firearms in both our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our net sales, including same stores sales, and decrease our profitability.

If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory markdowns and lower margins.

     Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. If we fail to identify and respond to these changes, our net sales, including same store sales, may decline. In addition, because we often make commitments to purchase products from our vendors up to six months in advance of the proposed delivery, if we misjudge the market for our merchandise, we may over-stock unpopular products and be forced to take inventory markdowns that could have a negative impact on profitability.

Terrorism and the uncertainty of war may harm our operating results.

     Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors, and customers, which could significantly impact our net sales (including same store sales), costs and expenses and financial condition. The threat of terrorist attacks since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. Military action taken by the United States and its allies in Iraq or elsewhere could have a short or long term negative economic impact upon the financial markets and our business in general.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. If the LIBOR rate were to increase 1.0% in 2004 as compared to the rate at March 28, 2004, our interest expense for 2004 would increase $0.6 million based on the outstanding balance of our revolving credit facility at March 28, 2004. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 28, 2004. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that they are alerted in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since March 28, 2004, the date as of which our disclosure controls and procedures were last evaluated.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On April 15, 2004, we completed our previously announced redemption of $15 million principal amount of our 10.875% senior notes due 2007, using funds available under our revolving credit facility. Following the redemption, the outstanding balance of our 10.875% senior notes was reduced to a face amount of $33.1 million from an original face amount of $131.0 million when the notes were issued in November 1997.

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

BIG 5 CORP., a Delaware corporation
Date: May 11, 2004	By:	/s/ Steven G. Miller
Steven G. Miller
President and Chief Executive Officer

Date: May 11, 2004	By:	/s/ Charles P. Kirk
Charles P. Kirk
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)