Form 10-Q
period 2004-06-27
BIG 5 CORP /CA/
filed 2004-08-11
CIK 901138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

     There were 1,000 shares of common stock with a par value of $0.01 per share outstanding at July 30, 2004.

BIG 5 CORP.

BIG 5 CORP.

Condensed Consolidated Balance Sheets

(unaudited)
(in thousands, except share and per share data)

	June 27,	December 28,
	2004	2003
Assets
Current assets:
Cash	$6,385	$8,980
Trade and other receivables, net	5,856	11,522
Merchandise inventories	199,383	179,555
Prepaid expenses	3,996	5,016

Total current assets	215,620	205,073

Property and equipment, net	45,665	46,952
Deferred income taxes, net	9,716	9,628
Leasehold interest, net	3,118	4,022
Other assets, net	1,301	1,865
Due from parent	4,183	3,991
Goodwill	4,433	4,433

Total assets	$284,036	$275,964

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$73,206	$76,005
Accrued expenses	41,198	54,420

Total current liabilities	114,404	130,425

Deferred rent	11,613	11,654
Long-term debt	109,517	99,686

Total liabilities	235,534	241,765

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	40,639	40,639
Retained earnings (accumulated deficit)	7,863	(6,440)

Total stockholder’s equity	48,502	34,199

Total liabilities and stockholder’s equity	$284,036	$275,964

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Condensed Consolidated Statements of Operations

(unaudited)
(in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net sales	$184,487	$170,125	$365,492	$334,642
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	116,806	107,530	232,172	214,195

Gross profit	67,681	62,595	133,320	120,447

Operating expenses:
Selling and administrative	50,035	46,521	99,615	91,643
Depreciation and amortization	2,711	2,527	5,502	5,043

Total operating expenses	52,746	49,048	105,117	96,686

Operating income	14,935	13,547	28,203	23,761
Redemption premium and unamortized financing fees related to redemption of debt	792	—	792	1,483
Interest expense, net	1,638	2,921	3,574	5,898

Income before income taxes	12,505	10,626	23,837	16,380
Income taxes	5,001	4,357	9,534	6,716

Net income	$7,504	$6,269	$14,303	$9,664

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	26 Weeks Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income	$14,303	$9,664
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,502	5,043
Amortization of deferred finance charge and accretion of discounts	213	303
Redemption premium and unamortized financing fees related to redemption of debt	792	1,483
Deferred tax provision	(88)
Loss on disposal of equipment and leasehold interest	68	140
Change in assets and liabilities:
Merchandise inventories	(19,828)	(15,448)
Trade accounts receivable, net	5,666	3,307
Prepaid expenses and other assets	1,160	(288)
Accounts payable	2,938	1,241
Accrued expenses	(13,222)	(11,384)

Net cash used in operating activities	(2,496)	(5,939)

Cash flows from investing activities:
Purchase of property and equipment	(3,419)	(1,676)
Decrease (increase) in due from parent	(192)	787

Net cash used in investing activities	(3,611)	(889)

Cash flows from financing activities:
Net borrowings under revolving credit facilities, and other	19,060	26,153
Repayment of 10.875% senior notes	(15,548)	(21,095)

Net cash provided by financing activities	3,512	5,058

Net decrease in cash	(2,595)	(1,770)

Cash at beginning of period	8,980	8,560

Cash at end of period	$6,385	$6,790

Supplemental disclosures of cash flow information:
Interest paid	$3,589	$5,933

Income taxes paid	$13,006	$6,665

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hard goods, soft goods and footwear, operating 295 stores at June 27, 2004 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. Big 5 Corp. (the Company) is wholly owned by Big 5 Sporting Goods Corporation, our parent company (the Parent). We have a wholly owned subsidiary, Big 5 Services Corp., which began operations at the beginning of fiscal 2004 to centralize the issuance and administration of gift certificates and gift cards.

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with accounting principles generally accepted in the United States of America (GAAP) the financial position as of June 27, 2004 and December 28, 2003, the results of operations for the 13 and 26 week periods ended June 27, 2004 and June 29, 2003 and cash flows for the 26 weeks ended June 27, 2004 and June 29, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

(2)	Debt Redemption

     On April 15, 2004, we redeemed $15.0 million face value of our 10.875% senior notes due 2007 using borrowings under our credit facility. We also redeemed $20.0 million face value and $35.0 million face value of our 10.875% senior notes due 2007 during the first and fourth quarters of fiscal 2003, respectively, using borrowings under our credit facility.

(3)	Stock-Based Compensation

     The employees of Big 5 Corp. participate in the stock-based compensation plan of the Parent. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, we continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. SFAS No. 123 was amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Therefore, compensation expense for stock options issued to employees is recorded on the date of grant only if the then-current market price of the underlying stock exceeded the exercise price. If we had determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income would have been as follows:

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
	(in thousands)
Net income, as reported	$7,504	$6,269	$14,303	$9,664
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	225	107	374	168

Pro forma net income	$7,279	$6,162	$13,929	$9,496

(4)	Related Party Transactions

     Prior to September 1992, the Company was a wholly owned subsidiary of Thrifty Corporation (“Thrifty”), which was in turn a wholly owned subsidiary of Pacific Enterprises (“PE”). In December 1996, Thrifty was acquired by Rite Aid Corp. (“Rite Aid”).

     As a result of the Company’s prior relationship with Thrifty and its affiliates, the Company continues to maintain certain relationships with Rite Aid, PE and PE’s successor company, Sempra Energy. These relationships include continuing indemnification obligations of PE to the Company for certain environmental matters; agreements between the Company and PE with respect to various tax matters and obligations under ERISA, including the allocation of various tax obligations relating to the inclusion of the Company and each member of the affiliated group of which the Company was a subsidiary in certain consolidated and/or unitary tax returns of PE, and subleases. Green Equity Investors III, L.P., an affiliate of Leonard Green & Partners, L.P., holds convertible preferred stock in Rite

Aid, which, if converted, would represent approximately 13.0% of Rite Aid’s outstanding stock. Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., owned more than 27% of Parent’s outstanding common stock until it sold substantially all of its shares in a secondary public offering in November 2003.

(5)	Contingencies

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

13 Weeks Ended June 27, 2004 Compared to 13 Weeks Ended June 29, 2003

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	June 27, 2004		June 29, 2003
	(unaudited)
	(dollars in thousands)
Net sales	$184,487	100.0%	$170,125	100.0%
Cost of sales	116,806	63.3	107,530	63.2

Gross profit	67,681	36.7	62,595	36.8

Operating expenses:
Selling and administrative	50,035	27.1	46,521	27.3
Depreciation and amortization	2,711	1.5	2,527	1.5

Total operating expenses	52,746	28.6	49,048	28.8

Operating income	14,935	8.1	13,547	8.0
Redemption premium and unamortized financing fees related to redemption of debt	792	0.4	—	0.0
Interest expense, net	1,638	0.9	2,921	1.7

Income before income taxes	12,505	6.8	10,626	6.3
Income taxes	5,001	2.7	4,357	2.6

Net income	$7,504	4.1%	$6,269	3.7%

     1. Net Sales. Net sales increased by $14.4 million, or 8.4%, to $184.5 million in the 13 weeks ended June 27, 2004 from $170.1 million in the same period last year. This growth reflected an increase of $6.6 million in same store sales and an increase of $9.1 million in new store sales, which reflected the opening of four new stores, including two relocated stores, during the first 26 weeks of 2004 and 18 new stores since March 30, 2003. The remaining variance was attributable to net sales from closed stores. Same store sales increased 3.9% in the 13 weeks ended June 27, 2004 versus the same period last year, representing the thirty-fourth consecutive quarterly increase in same store sales over comparable prior periods. This 3.9% increase in same store sales was attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel. Store count at June 27, 2004 was 295 versus 275 at June 29, 2003. We opened one store in the 13 weeks ended June 27, 2004, and no stores in the 13 weeks ended June 29, 2003. We expect to open 13 to 16 net new stores during the remainder of fiscal 2004.

     2. Gross Profit. Gross profit increased by $5.1 million, or 8.1%, to $67.7 million in the 13 weeks ended June 27, 2004 from $62.6 million in the same period last year. Gross profit margin was 36.7% in the 13 weeks ended June 27, 2004 compared to 36.8% in the same period last year. We achieved higher product selling margin comparisons in each of our three major product categories; however, gross profit margin declined 0.1% as a result of higher warehouse and distribution costs, which increased 0.2% as a percent of net sales. Warehouse payroll and benefit expenses increased in order to support our store growth and to prepare for the new distribution center scheduled to open in fiscal 2005. In addition, higher gasoline prices negatively impacted trucking expense.

     3. Selling and Administrative. Selling and administrative expenses increased by $3.5 million, or 7.6%, to $50.0 million in the 13 weeks ended June 27, 2004 from $46.5 million in the same period last year. The increase was driven by a $2.3 million increase in store-related expenses, including payroll and payroll taxes, as a result of store growth, as well as increased employee health benefit costs. Advertising expense increased by $0.9 million due to the growth in our store base since the same period last year. The remaining difference resulted from other administrative costs, such as corporate payroll and benefit expense. When measured as a percentage of net sales, selling and administrative expenses were 27.1% for the 13 weeks ended June 27, 2004, down from 27.3% in the 13 weeks ended June 29, 2003. The decrease primarily resulted from a 0.2% decline in store salaries when measured as a percent of sales.

     4. Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 7.3%, to $2.7 million for the 13 weeks ended June 27, 2004 from $2.5 million for the same period last year, primarily due to the increase in store count to 295 stores at the end of the second quarter of fiscal 2004 from 275 stores at the end of the second quarter of fiscal 2003.

     5. Redemption Premium and Unamortized Financing Fees Related to Redemption of Debt. Redemption premium and unamortized financing fees related to redemption of debt were $0.8 million in the 13 weeks ended June 27, 2004. There were no redemption premium and unamortized financing fees related to redemption of debt in the 13 weeks ended June 29, 2003. The $0.8 million charge in the 13 weeks ended June 27, 2004 resulted from the redemption of $15.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $0.2 million in the second quarter of fiscal 2004.

     6. Interest Expense, Net. Interest expense, net, decreased by $1.3 million, or 43.9%, to $1.6 million in the 13 weeks ended June 27, 2004 from $2.9 million in the same period last year. Interest expense benefited from the redemption of $15.0 million of our 10.875% senior notes in the second quarter of fiscal 2004 and $35.0 million in the fourth quarter of fiscal 2003 through borrowings from our lower cost credit facility as well as a reduction in overall debt levels since the beginning of fiscal 2003.

     7. Income Taxes. Provision for income taxes was $5.0 million for the 13 weeks ended June 27, 2004 and $4.4 million for the 13 weeks ended June 29, 2003. We accrue taxes at the statutory tax rate, which is reevaluated on an ongoing basis by management. In the 13 weeks ended June 27, 2004 we determined the Company’s effective tax rate to be 40%, down from 41% in the 13 weeks ended June 29, 2003, due in part to the growth in our store base outside of California.

26 Weeks Ended June 27, 2004 Compared to 26 Weeks Ended June 29, 2003

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	June 27, 2004		June 29, 2003
	(unaudited)
	(dollars in thousands)
Net sales	$365,492	100.0%	$334,642	100.0%
Cost of sales	232,172	63.5	214,195	64.0

Gross profit	133,320	36.5	120,447	36.0

Operating expenses:
Selling and administrative	99,615	27.3	91,643	27.4
Depreciation and amortization	5,502	1.5	5,043	1.5

Total operating expenses	105,117	28.8	96,686	28.9

Operating income	28,203	7.7	23,761	7.1
Redemption premium and unamortized financing fees related to redemption of debt	792	0.2	1,483	0.4
Interest expense, net	3,574	1.0	5,898	1.8

Income before income taxes	23,837	6.5	16,380	4.9
Income taxes	9,534	2.6	6,716	2.0

Net income	$14,303	3.9%	$9,664	2.9%

     1. Net Sales. Net sales increased by $30.9 million, or 9.2%, to $365.5 million in the 26 weeks ended June 27, 2004 from $334.6 million in the same period last year. This growth reflected an increase of $15.0 million in same store sales and an increase of $17.6 million in new store sales, which reflected the opening of four new stores, including two relocated stores, during the first 26 weeks of 2004 and 19 new stores in fiscal 2003. The remaining variance was attributable to net sales from closed stores. Same store sales increased 4.5% in the 26 weeks ended June 27, 2004 versus the same period last year. This 4.5% increase in same store sales was attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel. Store count at June 27, 2004 was 295 versus 275 at June 29, 2003. We opened four stores, including two relocated stores, in the 26 weeks ended June 27, 2004. We opened one store and closed one store in the 26 weeks ended June 29, 2003. We expect to open 13 to 16 net new stores during the remainder of fiscal 2004.

     2. Gross Profit. Gross profit increased by $12.9 million, or 10.7%, to $133.3 million in the 26 weeks ended June 27, 2004 from $120.4 million in the same period last year. Gross profit margin was 36.5% in the 26 weeks ended June 27, 2004 compared to 36.0% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved product selling margin comparisons in each of our three major product categories, partially offset by a 0.2% increase in warehouse and distribution costs when measured as a percentage of sales. The 0.2% increase in warehouse and distribution costs was largely driven by higher warehouse payroll and benefit expenses to support our store growth and to prepare for the new distribution center scheduled to open in fiscal 2005. In addition, higher gasoline prices negatively impacted trucking expense.

     3. Selling and Administrative. Selling and administrative expenses increased by $8.0 million, or 8.7%, to $99.6 million in the 26 weeks ended June 27, 2004 from $91.6 million in the same period last year. The increase was driven by a $5.0 million increase in store-related expenses, including payroll and payroll taxes, as a result of store growth, as well as increased employee health benefit costs. Advertising expense increased by $1.8 million due to the growth in our store base since the same period last year. The remaining $1.2 million increase resulted from other administrative costs, such as corporate payroll and benefit expense. When measured as a percentage of net sales, selling and administrative expenses were 27.3% for the 26 weeks ended June 27, 2004, down from 27.4% in the 26 weeks ended June 29, 2003. The decrease primarily resulted from a 0.2% decline in store salaries when measured as a percent of sales.

     4. Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 9.1%, to $5.5 million for the 26 weeks ended June 27, 2004 from $5.0 million for the same period last year, primarily due to the increase in store count to 295 stores at the end of the second quarter of fiscal 2004 from 275 stores at the end of the second quarter of fiscal 2003.

     5. Redemption Premium and Unamortized Financing Fees Related to Redemption of Debt. Redemption premium and unamortized financing fees related to redemption of debt were $0.8 million in the 26 weeks ended June 27, 2004 versus $1.5 million during the same period last year. The $0.8 million charge in the 26 weeks ended June 27, 2004 resulted from the redemption of $15.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $0.2 million in the second quarter of fiscal 2004. The $1.5 million charge in the first 26 weeks of fiscal 2003 resulted from the redemption of $20.0 million face value of our 10.875% senior notes during the first quarter of fiscal 2003.

     6. Interest Expense, Net. Interest expense, net, decreased by $2.3 million, or 39.4%, to $3.6 million in the 26 weeks ended June 27, 2004 from $5.9 million in the same period last year. Interest expense benefited from the redemption of $15.0 million of our 10.875% senior notes in the second quarter of fiscal 2004 and $55.0 million in fiscal 2003 through borrowings from our lower cost credit facility as well as a reduction in overall debt levels since the beginning of fiscal 2003.

     7. Income Taxes. Provision for income taxes was $9.5 million for the 26 weeks ended June 27, 2004 and $6.7 million for the 26 weeks ended June 29, 2003. We accrue taxes at the statutory tax rate, which is reevaluated on an ongoing basis by management. In the 26 weeks ended June 27, 2004 we determined the Company’s effective tax rate to be 40%, down from 41% in the 26 weeks ended June 29, 2003, due in part to the growth in our store base outside of California.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings under our credit facility.

     Net cash used by operating activities for the first 26 weeks of fiscal 2004 and fiscal 2003 was $2.5 million and $5.9 million, respectively. The change between periods primarily reflects higher net income in the first 26 weeks of fiscal 2004, partially offset by increased working capital requirements between periods to fund store growth.

     Capital expenditures for the first 26 weeks of fiscal 2004 and 2003 were $3.4 million and $1.7 million, respectively. Expenditures for our planned new distribution center accounted for approximately $0.6 million of capital expenditures in the first 26 weeks of fiscal 2004. We expect capital expenditures for the remaining 26 weeks of fiscal 2004 to range from $15.0 to $20.0 million. We expect to spend $7.0 to $10.0 million primarily to fund the opening of approximately 13 to 16 net new stores (which includes store relocations), store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. In addition, we anticipate spending an estimated $8.0 to $10.0 million of the approximately $15.0 million of total capital spending requirements for our planned new distribution center, which is scheduled to be operational in the second half of fiscal 2005.

     Net cash provided by financing activities for the first 26 weeks of fiscal 2004 and fiscal 2003 was $3.5 million and $5.1 million, respectively. As of June 27, 2004, we had borrowings of $76.5 million and letter of credit commitments of $0.5 million outstanding under our credit facility and $33.1 million of our 10.875% senior notes outstanding. These balances compare to borrowings of $52.1 million and letter of credit commitments of $5.4 million outstanding under our credit facility and $82.8 million of our 10.875% senior notes outstanding as of June 29, 2003. On April 15, 2004, we redeemed $15.0 million face value of our 10.875% senior notes due 2007, using borrowings under our credit facility. We also redeemed $20.0 million face value and $35.0 million face value of our 10.875% senior notes due 2007 during the first and fourth quarters of fiscal 2003, respectively, using borrowings under our credit facility. We had $6.4 million of cash at June 27, 2004 and $6.8 million at June 29, 2003.

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

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Long-term debt	$33,063	$—	$—	$33,063	$—
Operating lease commitments	287,604	42,664	75,781	62,484	106,675
Revolving credit facility	76,454	—	76,454	—	—
Letters of credit	519	519	—	—	—

Total	$397,640	$43,183	$152,235	$95,547	$106,675

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

     In April 2004 we signed an operating lease agreement for a new distribution facility in order to facilitate our store growth. The new distribution facility will be located in Riverside, California and will have approximately 952,900 square feet of storage and office space. We anticipate completing the construction of and transition to the new distribution center in fiscal 2005. The expected annual lease payments are included in the table above.

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

     The credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 2.50% or the JP Morgan Chase Bank prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets

(including trademarks and trade names). At June 27, 2004, loans under the credit facility bear interest at a rate of LIBOR (1.33% at June 27, 2004) plus 1.50% or the JP Morgan Chase Bank prime lending rate (4.00% at June 27, 2004). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the amended and restated credit facility. On June 27, 2004, we had $76.5 million in LIBOR and prime lending rate borrowings and letters of credit of $0.5 million outstanding. Our maximum eligible borrowing available under the credit facility is limited to 71.15% of the aggregate value of eligible inventory during November and December, 67.24% during January and February, and 67.25% during the remaining months of the year. The maximum eligible borrowing available under the credit facility had been 70% of the aggregate value of eligible inventory from November through February and 65% of the aggregate value of eligible inventory during the remainder of the year. The advance rates changed in April 2004 following a scheduled appraisal by the credit facility agent. Available borrowings over and above actual borrowings and letters of credit outstanding on the credit facility amounted to $49.3 million at June 27, 2004.

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

Risks Related to Our Business

We have a substantial amount of debt, future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing.

     We have a substantial amount of debt. As of June 27, 2004, the aggregate principal amount of our outstanding indebtedness was approximately $109.5 million. Our leveraged financial position means:

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

     The terms of our debt instruments impose operating and financial restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create or allow liens, pay dividends, engage in mergers, acquisitions or reorganizations or make specified capital expenditures. For example, our ability to engage in the foregoing transactions will depend upon, among other things, our level of indebtedness at the time of the proposed transaction and whether we are in default under our financing agreements. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us without obtaining consent from our lenders. In addition, our credit facility is secured by a first priority security interest in our trade accounts receivable, merchandise inventories, service marks and trademarks and other general intangible assets, including trade names. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our debt instruments would be entitled to payment in full from our assets before distributions, if any, were made to our parent.

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

     Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, electricity and gasoline costs, and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions (such as those that occurred in the winter of 2002-2003), inclement weather or other localized conditions such as flooding, fires (such as the major fires in 2003), earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance, including workers compensation costs, also can impact our financial results. If the region were to suffer an economic downturn or other adverse regional event, our net sales, including same store sales, and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

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

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 6.0% of our total purchases during the twelve months ended June 27, 2004, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 37.9% of our total purchases during the twelve months ended

June 27, 2004. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales, including same store sales, and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single primary distribution center and a satellite distribution center, any disruption could reduce our net sales.

     We currently rely on a single primary distribution center in Fontana, California, as well as a satellite distribution center to handle seasonal merchandise and returns. Any natural disaster or other serious disruption to the primary distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales, including same store sales, and profitability. Any similar event which affects our satellite distribution center could materially impair our ability to adequately stock our stores with seasonal merchandise, which could also materially impair our net sales, including same store sales, and profitability. If the security measures used at our distribution centers do not prevent inventory theft, our gross margin may significantly decrease.

     Due to limited capacity at the current primary distribution center, we recently entered into a 10-year lease with three five-year renewal options for a replacement distribution center and expect to begin construction in the second half of fiscal 2004. We anticipate completing the construction of and transition to the new distribution center in the second half of fiscal 2005. Any disruption to, or delay in, this process could harm our future operations.

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

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority, Inc. and Gart Sports Company (including its other operating units, Oshman’s and Sportmart), completed a merger in August 2003. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales or same store sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. If the LIBOR rate were to increase 1.0% in 2004 as compared to the rate at June 27, 2004, our interest expense for 2004 would increase $0.8 million based on the outstanding balance of our revolving credit facility at June 27, 2004. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 27, 2004. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that they are alerted in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since June 27, 2004, the date as of which our disclosure controls and procedures were last evaluated.

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

               None.

Item 3. Defaults Upon Senior Securities

               None.

Item 4. Submission of Matters to a Vote of Security Holders

               On June 2, 2004, our sole stockholder, Big 5 Sporting Goods Corporation, acting by written consent, reelected the members of our board of directors.

Item 5. Other Information

               None.

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits

Exhibit Number	Description of Document
10.1	Lease dated as of March 5, 1996 by and between the State of Wisconsin Investment Board and United Merchandising Corp. (1)

10.2	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Exhibit Number	Description of Document
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004 filed by Big 5 Sporting Goods Corporation on August 6, 2004.

(b) Reports on Form 8-K

      None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 CORP., a Delaware corporation
Date: August 11, 2004	By:	/s/ Steven G. Miller
Steven G. Miller
President and Chief Executive Officer

Date: August 11, 2004	By:	/s/ Charles P. Kirk
Charles P. Kirk
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)