Form 10-Q
period 2004-09-26
BIG 5 CORP /CA/
filed 2004-11-10
CIK 901138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                        to

Commission file number: 333-43129

BIG 5 CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-1854273

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 East El Seguondo Boulevard
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

     There were 1,000 shares of common stock with a par value of $0.01 per share outstanding at November 5, 2004.

BIG 5 CORP.

BIG 5 CORP.

Condensed Consolidated Balance Sheets

(unaudited)
(in thousands)

	September 26,	December 28,
	2004	2003
Assets
Current assets:
Cash	$6,351	$8,980
Trade and other receivables, net	3,858	11,522
Merchandise inventories	191,332	179,555
Prepaid expenses	5,614	5,016

Total current assets	207,155	205,073

Property and equipment, net	47,444	46,952
Deferred income taxes, net	9,781	9,628
Leasehold interest, net	2,657	4,022
Other assets, net	1,258	1,865
Due from parent	4,165	3,991
Goodwill	4,433	4,433

Total assets	$276,893	$275,964

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$55,374	$76,005
Accrued expenses	47,444	54,420

Total current liabilities	102,818	130,425

Deferred rent	11,577	11,654
Long-term debt	105,646	99,686

Total liabilities	220,041	241,765

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	40,639	40,639
Accumulated deficit	16,213	(6,440)

Total stockholder’s equity	56,852	34,199

Total liabilities and stockholder’s equity	$276,893	$275,964

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Condensed Consolidated Statements of Operations

(unaudited)
(in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net sales	$195,818	$183,275	$561,310	$517,917
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	125,406	118,065	357,579	332,260

Gross profit	70,412	65,210	203,731	185,657

Operating expenses:
Selling and administrative	52,017	48,350	151,632	139,993
Depreciation and amortization	2,865	2,585	8,366	7,628

Total operating expenses	54,882	50,935	159,998	147,621

Operating income	15,530	14,275	43,733	38,036
Redemption premium and unamortized financing fees related to redemption of debt	—	—	792	1,483
Interest expense, net	1,628	2,846	5,203	8,744

Income before income taxes	13,902	11,429	37,738	27,809
Income taxes	5,551	4,686	15,085	11,402

Net income	$8,351	$6,743	$22,653	$16,407

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(dollars in thousands)

	39 Weeks Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income	$22,653	$16,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,366	7,628
Deferred income taxes, net	(154)	—
Amortization of deferred finance charge and discounts	307	452
Redemption premium and unamortized financing fees related to redemption of debt	792	1,483
Loss on disposal of equipment and leasehold interest	68	140
Change in assets and liabilities:
Merchandise inventories	(11,777)	(8,852)
Trade and other receivables, net	7,664	5,133
Prepaid expenses and other assets	(507)	(537)
Accounts payable	(9,878)	(2,482)
Accrued expenses	(6,978)	(4,432)

Net cash provided by operating activities	10,556	14,940

Cash flows from investing activities:
Purchase of property and equipment	(7,638)	(4,810)
Decrease (increase) in due from parent	(174)	787

Net cash used in investing activities	(7,812)	(4,023)

Cash flows from financing activities:
Net borrowings under revolving credit facilities and bank overdraft	10,175	7,518
Repayment of 10.875% senior notes	(15,548)	(21,095)

Net cash used in financing activities	(5,373)	(13,577)

Net decrease in cash	(2,629)	(2,660)
Cash at beginning of period	8,980	8,560

Cash at end of period	$6,351	$5,900

Supplemental disclosures of cash flow information:
Interest paid	$4,218	$6,382

Income taxes paid	$17,406	$10,099

See accompanying notes to condensed consolidated financial statements.

BIG 5 CORP.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 298 stores at September 26, 2004 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are wholly owned by Big 5 Sporting Goods Corporation, our parent company (“Parent”). We have a wholly owned subsidiary, Big 5 Services Corp., which began operations at the beginning of fiscal 2004 to centralize the issuance and administration of gift certificates and gift cards.

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) the financial position as of September 26, 2004 and December 28, 2003, the results of operations for the 13 and 39 weeks ended September 26, 2004 and September 28, 2003 and cash flows for the 39 weeks ended September 26, 2004 and September 28, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

(2)	Debt Redemption

     On October 27, 2004, we announced that we would redeem $10.0 million principal amount of our 10.875% senior notes due 2007, using funds available under our revolving credit facility. Following the redemption, which is scheduled to be completed on November 30, 2004, the outstanding balance of our 10.875% senior notes will be reduced to a face amount of $23.1 million from an original face amount of $131.0 million when the notes were issued in November 1997.

     We also redeemed $20.0 million, $35.0 million and $15.0 million face value of our 10.875% senior notes due 2007 during the first quarter of fiscal 2003, the fourth quarter of fiscal 2003 and the second quarter of fiscal 2004, respectively, using borrowings under our credit facility.

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

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
		(in thousands)
Net income, as reported	$8,351	$6,743	$22,653	$16,407
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	225	107	599	275

Pro forma net income	$8,126	$6,636	$22,054	$16,132

(4)	Related Party Transactions

     Prior to September 1992, the Company was a wholly owned subsidiary of Thrifty Corporation (“Thrifty”), which was in turn a wholly owned subsidiary of Pacific Enterprises (“PE”). In December 1996, Thrifty was acquired by Rite Aid Corp. (“Rite Aid”).

     As a result of the Company’s prior relationship with Thrifty and its affiliates, the Company continues to maintain certain relationships with Rite Aid, PE and PE’s successor company, Sempra Energy. These relationships include continuing indemnification obligations of PE to the Company for certain environmental matters, agreements between the Company and PE with respect to various tax matters and obligations under ERISA, including the allocation of various tax obligations relating to the inclusion of the Company and each member of the affiliated group of which the Company was a subsidiary in certain consolidated and/or unitary tax returns of PE, and subleases. Green Equity Investors III, L.P., an affiliate of Leonard Green & Partners, L.P., holds convertible preferred stock in Rite Aid, which, if converted, would represent approximately 13.5% of Rite Aid’s outstanding stock. Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., owned more than 27% of Parent’s outstanding common stock until it sold substantially all of its shares in a secondary public offering in November 2003.

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

     During the fiscal 2004 third quarter, the Company changed its accounting for sales returns by establishing an allowance for estimated sales returns. This resulted in a cumulative adjustment in the third quarter to establish the allowance, which will be adjusted based on the Company’s estimated sales returns at the end of each quarter going forward. The cumulative effect of this accounting change resulted in a reduction of approximately $1.9 million in net sales, $0.7 million in gross profit, and $0.4 million in net income for the third quarter and nine months ended September 26, 2004. In prior periods, the Company’s net sales were reported net of actual sales returns. The difference between recording actual sales returns and establishing an allowance for sales returns is not considered to have had a material impact on the Company’s prior or current period financial statements.

Gross Profit

     Gross profit is comprised of net sales less all costs of sales, including the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for our buying personnel and store and corporate office occupancy costs. Store and corporate office occupancy costs include rent, contingent rents, common area maintenance, real estate property taxes and property insurance. Costs of sales does not include depreciation and amortization.

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

Depreciation and Amortization

     Depreciation and amortization consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us and amortization of leasehold interest.

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

Valuation of Inventory

     We value our inventories at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (“FIFO”) method. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for estimated decreases in the net realizable value of inventory. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

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

13 Weeks Ended September 26, 2004 Compared to 13 Weeks Ended September 28, 2003

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 26, 2004		September 28, 2003
	(unaudited)
	(dollars in thousands)
Net sales	$195,818	100.0%	$183,275	100.0%
Cost of goods sold	125,406	64.0	118,065	64.4

Gross profit	70,412	36.0	65,210	35.6

Operating expenses:
Selling and administrative	52,018	26.6	48,350	26.4
Depreciation and amortization	2,864	1.5	2,585	1.4

Total operating expenses	54,882	28.1	50,935	27.8

Operating income	15,530	7.9	14,275	7.8
Interest expense, net	1,628	0.8	2,846	1.6

Income before income taxes	13,902	7.1	11,429	6.2
Income taxes	5,551	2.8	4,686	2.5

Net income	$8,351	4.3%	$6,743	3.7%

     1. Net Sales. Net sales increased by $12.5 million, or 6.8%, to $195.8 million in the 13 weeks ended September 26, 2004 from $183.3 million in the same period last year. This growth reflected an increase of $4.8 million in same store sales and an increase of $8.9 million in new store sales, which reflected the opening of 25 new stores since June 29, 2003. The remaining variance was attributable to net sales from closed stores. Same store sales increased 2.6% in the 13 weeks ended September 26, 2004 versus the same period last year, representing the thirty-fifth consecutive quarterly increase in same store sales over comparable prior periods. This 2.6% increase in same store sales was attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel. Store count at September 26, 2004 was 298 versus 282 at September 28, 2003. We opened three new stores in the 13 weeks ended September 26, 2004 and we opened seven new stores in the 13 weeks ended September 28, 2003. We expect to open 11 new stores during the fourth quarter of fiscal 2004.

     During the fiscal 2004 third quarter, the Company changed its accounting for sales returns by establishing an allowance for estimated sales returns. This resulted in a cumulative adjustment in the third quarter to establish the allowance, which will be adjusted based on the Company’s estimated sales returns at the end of each quarter going forward. The cumulative effect of this accounting change resulted in a reduction of approximately

$1.9 million in net sales. The impact of the implementation of the sales return allowance negatively impacted same store sales growth versus the same quarter last year by 1.0%. In prior periods, the Company’s net sales were reported net of actual sales returns. The difference between recording actual sales returns and establishing an allowance for sales returns is not considered to have had a material impact on the Company’s prior or current period financial statements.

     2. Gross Profit. Gross profit increased by $5.2 million, or 8.0%, to $70.4 million in the 13 weeks ended September 26, 2004 from $65.2 million in the same period last year. Gross profit margin was 36.0% in the 13 weeks ended September 26, 2004 compared to 35.6% in the same period last year. We achieved higher product selling margin comparisons in each of our three major product categories. Warehouse payroll and benefit expenses increased $0.6 million, or 0.2% of net sales, in order to support our store growth and to prepare for the new distribution center scheduled to open in the second half of fiscal 2005. In addition, higher gasoline prices negatively impacted trucking expense, which increased $0.4 million, or 0.2% of net sales, versus the third quarter of last year.

     3. Selling and Administrative. Selling and administrative expenses increased by $3.7 million, or 7.6%, to $52.0 million in the 13 weeks ended September 26, 2004 from $48.3 million in the same period last year. The increase was driven by a $2.4 million increase in store-related expenses, including payroll and payroll taxes, as a result of store growth, as well as increased employee health benefit costs. Advertising expense increased by $0.8 million due to the growth in our store base since the same period last year. The remaining difference resulted from other administrative costs, such as corporate payroll and benefit expense. When measured as a percentage of net sales, selling and administrative expenses were 26.6% for the 13 weeks ended September 26, 2004 and 26.4% for the 13 weeks ended September 28, 2003.

     4. Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 10.8%, to $2.9 million for the 13 weeks ended September 26, 2004 from $2.6 million for the same period last year, primarily due to the increase in store count to 298 stores at the end of the third quarter of fiscal 2004 from 282 stores at the end of the third quarter of fiscal 2003.

     5. Interest Expense, Net. Interest expense, net decreased by $1.2 million, or 42.8%, to $1.6 million in the 13 weeks ended September 26, 2004 from $2.8 million in the same period last year. Interest expense benefited from the redemption of $15.0 million of our 10.875% senior notes in the second quarter of fiscal 2004 and $35.0 million in the fourth quarter of fiscal 2003 through borrowings from our lower cost credit facility. A reduction in overall debt levels since the beginning of fiscal 2003 also contributed to the decrease in interest expense.

     6. Income Taxes. Provision for income taxes was $5.6 million for the 13 weeks ended September 26, 2004 and $4.7 million for the 13 weeks ended September 28, 2003. We accrue taxes at the statutory tax rate, which is reevaluated on an ongoing basis by management. In the 13 weeks ended September 26, 2004 we determined the Company’s effective tax rate to be 40%, down from 41% in the 13 weeks ended September 28, 2003, due in part to the growth in our store base outside of California.

39 Weeks Ended September 26, 2004 Compared to 39 Weeks Ended September 28, 2003

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 26, 2004		September 28, 2003
	(unaudited)
	(dollars in thousands)
Net sales	$561,310	100.0%	$517,917	100.0%
Cost of goods sold	357,579	63.7	332,260	64.2

Gross profit	203,731	36.3	185,657	35.8

Operating expenses:
Selling and administrative	151,632	27.0	139,993	27.0
Depreciation and amortization	8,366	1.5	7,628	1.5

Total operating expenses	159,998	28.5	147,621	28.5

Operating income	43,733	7.8	38,036	7.3

Redemption premium and unamortized financing fees related to redemption of debt	792	0.1	1,483	0.2
Interest expense, net	5,203	0.9	8,744	1.7

Income before income taxes	37,738	6.7	27,809	5.4
Income taxes	15,085	2.7	11,402	2.2

Net income	$22,653	4.0%	$16,407	3.2%

     1. Net Sales. Net sales increased by $43.4 million, or 8.4%, to $561.3 million in the first 39 weeks of fiscal 2004 from $517.9 million in the same period last year. This growth reflected an increase of $19.8 million in same store sales and an increase of $26.6 million in new store sales, which reflected the opening of seven new stores, including two relocated stores, during the first 39 weeks of fiscal 2004 and 19 new stores in fiscal 2003. The remaining variance was attributable to net sales from closed stores. Same store sales increased 3.9% in the first 39 weeks of fiscal 2004 versus the same period last year. The increase in same store sales was attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel. Store count at September 26, 2004 was 298 versus 282 at September 28, 2003. We opened seven new stores, including two relocated stores, in the first 39 weeks of fiscal 2004 and we opened eight new stores and closed one store in the first 39 weeks of fiscal 2003. We expect to open 11 new stores during the fourth quarter of fiscal 2004.

     During the fiscal 2004 third quarter, the Company changed its accounting for sales returns by establishing an allowance for estimated sales returns. This resulted in a cumulative adjustment in the third quarter to establish the allowance, which will be adjusted based on the Company’s estimated sales returns at the end of each quarter going forward. The cumulative effect of this accounting change resulted in a reduction of approximately $1.9 million in net sales. The implementation of a sales return allowance, negatively impacted same store sales growth versus the same period last year by 0.3%. In prior periods, the Company’s net sales were reported net of actual sales returns. The difference between recording actual sales returns and establishing an allowance for sales returns is not considered to have had a material impact on the Company’s prior or current period financial statements.

     2. Gross Profit. Gross profit increased by $18.1 million, or 9.7%, to $203.7 million in the first 39 weeks of fiscal 2004 from $185.7 million in the same period last year. Gross profit margin was 36.3% in the first 39 weeks of fiscal 2003 compared to 35.8% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved product selling margin comparisons in each of our three major product categories, partially offset by a 0.2% increase in warehouse and distribution costs when measured as a percentage of sales. The 0.2% increase in warehouse and distribution costs was largely driven by higher warehouse payroll and benefit expenses to support our store growth and to prepare for the new distribution center scheduled to open in the second half of fiscal 2005. In addition, higher gasoline prices negatively impacted trucking expense.

     3. Selling and Administrative. Selling and administrative expenses increased by $11.6 million, or 8.3%, to $151.6 million in the first 39 weeks of fiscal 2004 from $140.0 million in the same period last year. The increase was driven by a $7.4 million increase in store-related expenses, including payroll and payroll taxes, as a result of store growth, as well as increased employee health benefit costs. Advertising expense increased by $2.6 million due to the growth in our store base since the same period last year. The remaining $1.6 million increase resulted from other administrative costs, such as corporate payroll and benefit expense. When measured as a percentage of net sales, selling and administrative expenses were 27.0% for both the 39 weeks ended September 26, 2004 and the 39 weeks ended September 28, 2003.

     4. Depreciation and Amortization. Depreciation and amortization expense increased by $0.7 million, or 9.7%, to $8.4 million in the first 39 weeks of fiscal 2004 from $7.6 million in the same period last year, primarily due to the increase in store count to 298 stores at the end of the third quarter of fiscal 2004 from 282 stores at the end of the third quarter of fiscal 2003.

     5. Redemption Premium and Unamortized Financing Fees Related to Redemption of Debt. Redemption premium and unamortized financing fees related to redemption of debt were $0.8 million in the 39 weeks ended September 26, 2004 versus $1.5 million during the same period last year. The $0.8 million charge in the 39 weeks ended September 26, 2004 resulted from the redemption of $15.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $0.2 million in the second quarter of fiscal 2004. The $1.5 million charge in the first 39 weeks of fiscal 2003 resulted from the redemption of $20.0 million face value of our 10.875% senior notes during the first quarter of fiscal 2003.

     6. Interest Expense, Net. Interest expense, net decreased by $3.5 million, or 40.5%, to $5.2 million in the first 39 weeks of fiscal 2004 from $8.7 million in the same period last year. Interest expense benefited from the redemption of $15.0 million of our 10.875% senior notes in the second quarter of fiscal 2004 and $55.0 million in fiscal 2003 through borrowings from our lower cost credit facility. A reduction in overall debt levels since the beginning of fiscal 2003 also contributed to the decrease in interest expense.

     7. Income Taxes. Provision for income taxes was $15.1 million for the first 39 weeks of fiscal 2004 and $11.4 million for the first 39 weeks of fiscal 2003. We accrue taxes at the statutory tax rate, which is reevaluated on an ongoing basis by management. In the 39 weeks ended September 26, 2004 we determined the Company’s effective tax rate to be 40%, down from 41% in the 39 weeks ended September 28, 2003, due in part to the growth in our store base outside of California.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities for the first 39 weeks of fiscal 2004 and fiscal 2003 was $10.6 million and $14.9 million, respectively. The change between periods primarily reflects higher net income in the first 39 weeks of fiscal 2004 offset by increased working capital requirements between periods to fund store growth.

     Capital expenditures for the first 39 weeks of fiscal 2004 and 2003 were $7.6 million and $4.8 million, respectively. Expenditures for our planned new distribution center accounted for approximately $1.5 million of capital expenditures in the first 39 weeks of fiscal 2004. We expect capital expenditures for the fourth quarter of fiscal 2004 to range from $8.0 to $10.0 million, of which approximately $4.5 million is related to the planned distribution center. Full fiscal year 2004 distribution center expenditures are expected to be approximately $6.0 million. We now anticipate total capital expenditures for the new distribution center to be approximately $17 to $18 million, an increase from the $15 million previously projected. The new distribution center is scheduled to be operational in the second half of fiscal 2005.

     Net cash used in financing activities for the first 39 weeks of fiscal 2004 and fiscal 2003 was $5.4 million and $13.6 million, respectively. As of September 26, 2004, we had borrowings of $72.6 million and letter of credit commitments of $4.3 million outstanding under our credit facility and $33.1 million of our 10.875% senior notes outstanding. These balances compare to borrowings of $33.4 million and letter of credit commitments of $5.8 million outstanding under our credit facility and $82.9 million of our 10.875% senior notes outstanding as of September 28, 2003. On April 15, 2004, we redeemed $15.0 million face value of our 10.875% senior notes due 2007, using borrowings under our credit facility. We also redeemed $20.0 million face value and $35.0 million face value of our 10.875% senior notes due 2007 during the first and fourth quarters of fiscal 2003, respectively, using borrowings under our credit facility. We had $6.4 million of cash at September 26, 2004 and $5.9 million at September 28, 2003.

     On October 27, 2004, the Parent announced that its Board of Directors had voted to initiate a cash dividend which, at current levels, would aggregate approximately $6.3 million per year. The Parent’s first quarterly dividend in the aggregate amount of approximately $1.6 million will be paid on December 15, 2004. The Parent will rely upon distributions from the Company to fund this and any future dividend payments. The Company’s ability to make distributions to the Parent to fund its dividends and for other purposes will depend, in part, on the Company’s compliance with the covenants contained in its revolving credit facility and the indenture governing its 10.875% senior notes due 2007.

     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures, satisfy our scheduled payments under debt obligations and pay quarterly dividends for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See “ Risk Factors That May Affect Future Results”

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Long-term debt	$33,063	$—	$—	$33,063	$—
Operating lease commitments	299,446	44,682	78,577	64,653	111,534
Revolving credit facility	72,583	—	72,583	—	—
Letters of credit	4,320	4,320	—	—	—

Total	$409,412	$49,002	$151,160	$97,716	$111,534

     Long-term debt consists of our 10.875% senior notes that mature on November 13, 2007. We expect to repay our 10.875% senior notes on or before the maturity date using a combination of cash flow from operations, drawings under our credit facility, an expansion or replacement of our credit facility and the issuance of debt or equity securities. On October 27, 2004, we announced that we would redeem $10.0 million principal amount of our 10.875% senior notes. We are currently seeking an enhancement to our credit facility that would allow us to redeem the remaining principal amount outstanding of our 10.875% senior notes during the fourth quarter of fiscal 2004 using drawings under such credit facility and/or cash flow from operations. The 10.875% senior notes are general unsecured obligations, which rank senior in right of payment to all of our existing and future subordinated indebtedness and pari passu in right of payment with all of our current and future unsubordinated indebtedness, subject to the security interests that have been granted in substantially all of our assets in connection with our credit facility.

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

     In April 2004 we signed an operating lease agreement for a new distribution facility in order to facilitate our store growth. The new distribution facility will be located in Riverside, California and will have approximately 952,900 square feet of storage and office space. We anticipate completion of the construction and transition to the new distribution center in the second half of fiscal 2005. The expected annual lease payments are included in the table above.

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

     The credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 2.50% or the JP Morgan Chase Bank prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names). At September 26, 2004, loans under the credit facility bear interest at a rate of LIBOR (1.84% at September 26, 2004) plus 1.50% or the JP Morgan Chase Bank prime lending rate (4.50% at September 26, 2004). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the amended and restated credit facility. On September 26, 2004, we had $72.6 million in LIBOR and prime lending rate borrowings and letters of credit of $4.3 million outstanding. Our maximum eligible borrowing available under the credit facility is limited to 71.15% of the aggregate value of eligible inventory during November and December and 67.24% during the remainder of the year. The maximum eligible borrowing available under the credit facility had been 70% of the aggregate value of eligible inventory from November through February and 65% of the aggregate value of eligible inventory during the remainder of the year. The advance rates changed in April 2004 following a scheduled appraisal by the credit facility agent. Available borrowings over and above actual borrowings and letters of credit outstanding on the credit facility amounted to $45.6 million at September 26, 2004.

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

     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend dividend payments or delay or forego expansion opportunities. We might not be able to affect these alternative strategies on satisfactory terms, if at all.

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

     We have a substantial amount of debt. As of September 26, 2004, the aggregate principal amount of our outstanding indebtedness was approximately $105.6 million. Our leveraged financial position means:

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

     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend dividend payments or delay or forego expansion opportunities. These alternative strategies might not be effected on satisfactory terms, if at all.

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

     Any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales, including same stores sales, and profitability.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 6.3% of our total purchases during the twelve months ended September 26, 2004, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 37.6% of our total purchases during the twelve months ended September 26, 2004. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales, including same store sales, and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Disruptions at shipping ports at which our products are imported could prevent us from timely distribution and delivery of inventory, which could reduce our sales and profitability.

     From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. The Port of Los Angeles, through which a substantial amount of the products manufactured abroad that we sell are imported, has recently been experiencing delays in distribution of products being imported through the Port to their final destination due to difficulties associated with capacity limitations. To date, such delays have not adversely affected our ability to keep our stores supplied with appropriate merchandise. However, future disruptions at a shipping port at which our products are received, whether due to delays at the Port of Los Angeles or otherwise, may result in delays in the transportation of such products to our primary and satellite distribution centers and ultimately delay the stocking of our stores with the affected merchandise. As a result, our net sales, including same store sales, and profitability could decline.

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

     Due to limited capacity at the current primary distribution center, we entered into a 10-year lease with three five-year renewal options for a replacement distribution center in the second quarter of fiscal 2004. Construction began on the new distribution center in the third quarter of fiscal 2004. We anticipate completion of construction and transition to the new distribution center in the second half of fiscal 2005. Any disruption to, or delay in, this process could harm our future operations.

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

     As required by Section 404 of the Sarbanes Oxley Act of 2002, management is continuing to test and evaluate our internal control structure over financial reporting to determine whether our controls are designed and operating effectively. Although management has made our Section 404 compliance efforts a top priority, there can be no assurance that any control deficiencies identified and validated will be remediated before the end of our 2004 fiscal year or that any unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

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

     Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. If we fail to identify and respond to these changes, our net sales, including same stores sales, may decline. In addition, because we often make commitments to purchase products from our vendors up to six months in advance of the proposed delivery, if we misjudge the market for our merchandise, we may over-stock unpopular products and be forced to take inventory markdowns that could have a negative impact on profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% as compared to the applicable rate at September 26, 2004, our interest expense would increase $0.7 million on an annual basis, based on the outstanding balance of our credit facility at September 26, 2004. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the

Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 26, 2004. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that they are alerted in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since September 26, 2004, the date as of which our disclosure controls and procedures were last evaluated.

     As required by Section 404 of the Sarbanes Oxley Act of 2002, management is continuing to test and evaluate our internal control structure over financial reporting to determine whether our controls are designed and operating effectively. Although management has made our Section 404 compliance efforts a top priority, there can be no assurance that any control deficiencies identified and validated will be remediated before the end of our 2004 fiscal year or that any unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We are from time to time involved in routine litigation incidental to the conduct of our business. We regularly review all pending litigation matters in which we are involved and establish liabilities deemed appropriate by management for such litigation matters. We believe no litigation currently pending against us will have a material adverse effect on our financial position, results of operations or liquidity.

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

BIG 5 CORP.,
a Delaware corporation

Date: November 10, 2004	By:	/s/ Steven G. Miller

Steven G. Miller
President and Chief Executive Officer

Date: November 10, 2004	By:	/s/ Charles P. Kirk

Charles P. Kirk
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)